Form 10KSB
period 2000-12-31
SAVE ON ENERGY INC
filed 2001-04-02
CIK 1107955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2000.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________.


                        COMMISSION FILE NUMBER 333-33134

                              SAVE ON ENERGY, INC.
                 (Name of Small Business Issuer in Its Charter)

                  Georgia                               58-2267238
       (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

           4851 Georgia Hiighway 85
                 Suite 211                                 30050
            Forest Park, Georgia                         (Zip Code)
   (Address of Principal Executive Offices)

                                 (404) 765-0131
                (Issuer's Telephone Number, Including Area Code)


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                              Name of Each Exchange
             Title of Each Class               on Which Registered
             -------------------              ---------------------
                     None                             None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                           ---------------------------
                                      NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Revenues for the fiscal year ended December 31, 1999 totaled $560,124 and for fiscal year ended December 31, 2000 totaled $288,874.

As of December 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $1.25.

As of February 2, 2001, the registrant had outstanding 3,589,200 shares of common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Definitive Proxy Statement, which statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.


                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS

                                   Page Number
                                or Reference (1)

                                     PART I

ITEM 1. Business...............................................................1
ITEM 2. Properties............................................................19
ITEM 3. Legal Proceedings.....................................................19
ITEM 4. Submission of Matters to a Vote of Security Holders...................19

                                                      PART II
ITEM 5. Market for the Company's Common Stock and Related Stockholder
        Matters...............................................................20
ITEM 6. Management's Discussion and Analysis of Financial Condition...........21
ITEM 7. Financial Statements..................................................31
ITEM 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................32

                                                               PART III
ITEM  9. Directors and Executive Officers of the Registrant (2)...............32
ITEM 10. Executive Compensation (3)...........................................32
ITEM 11. Security Ownership of Certain Beneficial Owners and Management (4)...32
ITEM 12. Certain Relationships and Related Transactions (5)...................32

                                                                PART IV
ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....33
_________________________

1. Certain information is incorporated by reference, as indicated below, from the registrant's Proxy Statement for its Annual Meeting of Stockholders (the "Proxy Statement").
2. Proxy Statement section entitled "Election of Directors."
3. Proxy Statement sections entitled "Director Compensation" and "Executive Compensation."
4. Proxy Statement section entitled "Stock Ownership."
5. Proxy Statement section entitled "Certain Relationships and Related Transactions."

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties, including market acceptance risks, technological development risks and other risk factors identified below under "Management's Discussion and Analysis - Risk Factors". More specifically, within Item 1. Description of Business there are a number of forward-looking statements contained within the sections regarding Products and Services, Competition and the Regulatory Environment

ITEM 1. DESCRIPTION OF BUSINESS

        Overview

Save On Energy, Inc. (OTC - Pink Sheets: "SOEI") formerly known as Electronic Fuel Control, Inc. (referred to hereinafter as "Save" or the "Company" or, as the context requires ""we", "us", our") was incorporated in the State of Georgia in 1996. We manufacture and market retrofit conversion system kits to permit diesel engines to run on a mixture of diesel fuel and non-petroleum based fuels such as compressed natural gas and liquefied natural gas. This combination fuel feature is referred to as a "dual fuel" system. Given certain phased-in domestic regulatory requirements at the national, state and local levels associated with a reduction in air pollution, certain tax credits and related economic incentives for those utilizing alternative fuels, and the generally lower costs of alternative fuels domestically as well as internationally, there is a growing demand for solutions such as those provided by our kits.

We believe our patented dual fuel technology is among the most cost-effective solutions available for reducing hydrocarbon particulate matter and nitrogen oxides (NOx) from existing diesel engines, one of the major sources of air pollution. The flexible system design has been successfully configured to fit most diesel engine classes (vehicular and stationary generators) with only minor modification and with relatively minor expense. While we currently only sell kits which apply to diesel engines relying on mechanical diesel fuel pumps (our "Mechanical System Technology"), we are currently in the later stage of development of kits which apply to diesel engines relying on electronically controlled diesel fuel pumps (our "Electronic System Technology"). In addition to these vehicular applications, we intend to further expand our product line to include stationary engine conversion systems (our "Stationary System Technology Initiative").

During the past six years, we have outfitted approximately 1,000 dual fuel conversion systems into vehicles throughout the U.S. and in several foreign markets, representing approximately 0.007% of the total number of vehicles worldwide qualified to benefit from such a system. There are approximately 14 million medium and heavy-duty diesel vehicles in operation worldwide. During this initial business phase, we invested principally in research and development, prototype development, and beta testing for the first generation of our Mechanical System Technology. The Mechanical System Technology was refined during this period for adaptation to various medium- and heavy-duty vehicles, and its performance record established through extensive testing and demonstrations. More recently, and increasingly, we have invested heavily in the development of our Electronic System Technology.

Based on the fact that there are currently over 4.5 million diesel powered vehicles in the United States, as well as approximately 10 million more outside of the U.S., and the additional fact that we expect to charge approximately $5,000 per unit for our systems (excluding costs associated with fuel tanks and fittings), the market potential for our business based strictly on our vehicular applications exceeds $72 billion, although we believe that it is extraordinarily unlikely that the entire potential market, or even a large part of it, will ever become equipped with ours or a similar technology. We are one of only several companies throughout the world engaged in this business and, to our knowledge, we are the only one which currently offers a computer controlled closed-loop system technology that can be utilized on any diesel engine not having a precombustion chamber (4-stroke engines). We believe this feature not only distinguishes us but also provides us with a strong strategic advantage in the marketplace. On average, our gross profit margin on the sale of kits in the past has been approximately 50%.

Our primary marketing focus is the diesel truck and bus fleet market segments, both domestically as well as internationally. Within these segments, new engines or entire vehicles which operate on natural gas only, known as dedicated fuel systems or vehicles, generally cost at least $50,000 more than their diesel-only counterparts. There are currently no original equipment manufacturers ("OEM's") producing trucks or buses equipped with dual fuel systems such as ours. Currently, fleet managers are in a position, using our Mechanical System
Technology, to convert approximately nine to ten existing mechanical diesel engines for the same cost as would otherwise be necessary to purchase only one new natural gas engine. Once the first Save Electronic System Technology is commercially available which we believe will occur in Y2001, fleet managers will be able, using our product, to convert approximately eight to nine existing electronic diesel engines for the same cost as would otherwise be necessary to purchase only one new natural gas engine.

Although our dual fuel technology is applicable to diesel engines, we also sell conversion kits that convert gasoline fuel engines to bi-fuel engines. We are currently focusing our sales initiatives entirely on the diesel-powered vehicle market, which we believe has a greater revenue potential per customer.

Subject to the availability of required financing, which cannot be assured, we are now entering a full commercialization phase with respect to our Mechanical System Technology. This is a major growth step for us and will require completion of computer digitization (which will make it more difficult to reverse engineer our technology), emissions certification (for the U.S. market), expansion of building and facilities, addition of key personnel, and augmented sales and marketing activities. We also intend to continue to invest heavily in our prototype development and demonstration initiatives.

        Background

The improvement of air quality is a global problem. To varying degrees, nations throughout the world, and cities throughout those nations, all suffer from the health hazards imposed by air pollution. Certain cities outside the U.S., including for example Mexico City, Cairo and Bangkok, and particularly those in developing nations, are among those where the levels of hydrocarbon particulate matter are dangerously high. In the United States, the problem is less severe in most places, but still very much of an issue, especially in cities such as Los Angeles. The problem is one which began for all practical purposes with the industrial revolution a hundred years ago, and, until relatively recently, became increasingly worse over time.

A significant contributor to air pollution in all parts of the world are the emissions from automobiles, trucks and buses. The US Environmental Protection Agency (EPA) notes that the harmful emissions from the lifetime operation of one diesel truck or bus equals that of 100 gasoline automobiles.

A diesel engine looks and works very much like a gasoline engine. However, unlike a gas engine, diesel engines have no spark plugs because they rely on diesel fuel, which has a very low flash point. This means that it self-ignites at a low pressure/temperature condition. Within the diesel engine, when the piston is at the top of the cylinder (at the conclusion of the compression stroke) and the mixture of fuel and air within the cylinder is at the maximum pressure, the air has been heated by being compressed, and the diesel fuel vapors spontaneously combust. With no spark (and no distributor) needed to ignite the fuel, diesel engines are much simpler and more reliable than gasoline engines. In addition, diesel fuel contains unrefined hydrocarbons that act as a lubricant to internal engine components while the engine is running. This contributes to a significantly longer engine life than can be expected from other fuels.

The primary disadvantage of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains particulate matter, visible as soot that contains unburned and partially burned fuel. These hydrocarbon emissions are a significant contributor to air pollution and to human respiratory system difficulties. This is particularly true when hydrocarbons become suspended in the atmosphere or when they come to exist in great quantity in the air at a particular location, such as major metropolitan areas. Also of significance is the fact that diesel fuel combustion produces Nitrogen Oxides (NOx), a toxin that is universally acknowledged as harmful to humans and the environment. NOx is a major known contributor to greenhouse gas formation resulting in global warming.


                Significant Environmental Legislation

It was not until 1970, with the passage by the U.S. Congress of The Clean Air Act, that any significant steps were taken anywhere in the world to improve air quality. The Clean Air Act was a very broad legislative initiative with very far-reaching mandates designed to clean the air throughout the U.S. Since then, many additional national, state, and municipal legislative and related initiatives have been adopted to further the interests of protecting and restoring the quality of the environment. In addition, the United Nations has a long-standing program to improve the air quality worldwide. The program is administered through the United Nation's Economic and Social Development Division. Although the United Nations does not provide direct funding, it does work extensively to facilitate the flow of technical information into member nations that have a need to address local or regional pollution problems.

The Clean Air Act was amended in 1990 (the "1990 Amendments") to, among other things, create several initiatives to reduce vehicle pollutants. These laws set emissions standards for stationary and mobile pollutant sources and establish targets, standards and procedures for reducing human and environmental exposure to a range of pollutants generated by industry in general and transportation in particular. Among other mandates, the 1990 Amendments require businesses that maintain centrally fueled fleets of 10 or more vehicles in certain heavy smog locations to convert, either through new vehicle purchases or by converting existing vehicles, a portion of their fleet to clean burning alternative fuels. These laws specifically include the diesel and natural gas dual fuel system as an alternative fuel and specify actions that fleet operators must take in order to comply and timetables for doing so.

The Energy Policy Act of 1992 (the "Energy Act") was created to accelerate the use of alternative fuels in the transportation sector. With this law in place, the primary goal of the Department of Energy became to decrease U.S. dependence on foreign oil and increase U.S. energy security through the use of domestically produced alternative fuels. The Energy Act mandates the schedule by which Federal, state and municipal vehicle fleets must incorporate alternative fueled vehicles into their overall vehicle mix. This has significant ramifications for the military, which operates thousands of diesel vehicles, and for the state departments of transportation, which operate tens of thousands of diesel powered dump trucks and related highway service and repair vehicles, plus the tens of thousands of vehicles operated by the private contractors who support these agencies.

        Environmental Incentive Programs

In addition to the foregoing, a variety of legislative and related incentive programs relating to alternative fuel vehicle programs have been created, including:

o Clean Cities Program. Created by the Department of Energy, the Clean Cities Program coordinates voluntary efforts between locally based government and industry to accelerate the use of alternative fuels and expand the alternative fuel vehicle refueling infrastructure. Grants are available for natural gas fueling stations and vehicle conversions to natural gas. Typical grants offset the cost of conversion by as much as 80%.

o Alternative Fuel Vehicle Credits Program. Congress created this credits program to encourage fleets to increase the number of alternative fuel vehicles in their fleets early and aggressively. Credits are allocated to state fleet operators and cover alternative fuel provider fleet operators when alternative fuel vehicles are acquired over and above the amount required, or earlier than expected. Since credits can be traded and sold, fleets have the flexibility to acquire alternative fuel vehicles on the most cost-effective schedule.

o State Energy Program. States will promote the conservation of energy, reduce the rate of growth of energy consumption, and reduce dependence on imported oil through the development and implementation of a comprehensive State Energy Program. The State Energy Program is the result of the consolidation of two Federal formula-based grant programs - the State Energy Conservation Program and the Institutional Conservation Program. The State Energy Program includes provisions for financial assistance for a number of state-oriented special project activities. These activities specifically include programs to accelerate the use of alternative transportation fuels for government vehicles, fleet vehicles, taxis, mass transit, and individuals' privately owned vehicles.

o Global Initiatives. In addition to the many Federal and State programs, the United Nations has a long-standing program to improve the air quality worldwide. The program is administered through the United Nation's Economic and Social Development Division. The United Nations does not provide funding, but they do work extensively to facilitate the flow of technical information into member nations that have need to address local or regional pollution problems.

Even though the base legislation has now been in force for nearly 10 years, and the conversion requirements are clearly set, particularly for state, municipal and federal vehicle fleets, estimates place the number of natural gas powered medium and heavy duty vehicles in service in the U.S. at less than 50,000. This compares disproportionately to the more than 1 million natural gas or dual fuel vehicles in service outside the U.S. We believe that the primary reasons for this are as follows:

o Few Fueling Stations. US natural gas companies and public fueling station owners are reluctant to install fueling stations against a market with a limited vehicle count. Recent estimates from the Natural Gas Vehicle Coalition indicate that there are about 1,200 compressed natural gas vehicle refueling stations in the U.S., far less than the number of gasoline/diesel stations. Despite this, suppliers of compressed natural gas and liquefied natural gas have developed on a limited basis trailer-mounted fueling stations to provide an option for fleet vehicle fueling without the expense associated with a fixed installation.

o Large Existing Inventory of Diesel Powered Vehicles. One of the main advantages of diesel engines is their long life. With millions of operationally sound medium and heavy-duty diesel vehicles in service internationally (approximately 14 million), private sector fleet operators have little incentive to discard them and replace them with dedicated alternative fuel vehicles. In countries having attractive grant programs, vehicles are more likely to be converted. Where diesel fuel is more expensive than natural gas, fleet operators are willing to convert without grant support. This assumes fueling is already available.

o High Cost of Dedicated Engine Conversions and New Vehicles. Regardless of whether the gas is liquefied or compressed, to convert an existing diesel engine to run exclusively on natural gas (thereby converting it to a dedicated alternative fuel vehicle), requires that an electronic ignition system be installed in the vehicle. This requires new cylinder heads, spark plug electronics, and much more. The end result is a conversion cost for a typical heavy-duty truck in excess of $50,000. Similarly, the cost of a new vehicle equipped with a full time natural gas engine is as much as $50,000 more than the same vehicle with its standard diesel engine.

o Non-Availability of Duel-Fuel Systems. No engine or vehicle OEM's are currently producing either mechanical or electronic duel fuel systems that feature the ability to activate or deactivate, as desired, the alternative fuel option. This functionality feature is very valuable to many users particularly those in non-U.S. markets.

        Our Products

                Generally

We manufacture and market retrofit conversion system kits to permit diesel engines to operate on a mixture of diesel fuel and non-petroleum based fuels such as compressed natural gas and liquefied natural gas. This combination fuel feature is referred to as a "dual fuel" system. The ability of the engine to run in either the dual fuel mode or diesel mode is unique. Different engine load conditions, such as driving uphill/downhill and full/empty, require different gas/diesel mixtures for optimum vehicle performance. Our patented system constantly measures a number of engine operating parameters and uses a proprietary electronic fuel control unit to continuously adjust the percentage of natural gas in the fuel mixture. Our system is applied to medium and heavy-duty diesel engine vehicles via after market conversion enabling the use of up to 80% natural gas (liquefied or compressed) as the primary fuel while retaining the remaining percentage of diesel fuel for the pilot ignition of natural gas.

We believe our patented dual fuel technology is among the most cost-effective solutions available for reducing hydrocarbon particulate matter and nitrogen oxides (NOx) from existing diesel engines, one of the major sources of air pollution. Our dual fuel system reduces NOx emissions from the converted engine by more than 50%. Additionally, there is almost complete elimination of particulate hydrocarbon emissions. Independent tests have repeatedly demonstrated this reduction in harmful emissions as a result of conversion to our system.

Our flexible conversion system design has been successfully configured to fit most diesel engine classes (vehicular & stationary generators) with only minor modification and with relatively minor expense. While we currently only sell kits which apply to diesel engines relying on mechanical diesel fuel pumps (our "Mechanical System Technology"), we are currently well underway with prototype demonstrations aimed at selling kits which apply to diesel engines relying on electronically controlled diesel fuel pumps (our "Electronic System Technology"). In addition to these vehicular applications, we intend to further expand our product line to include stationary engine conversion systems (our "Stationary System Technology Initiative").

                Our Mechanical System Technology

Our current conversion system, based on our Mechanical System Technology, is applicable to older diesel engines, which have mechanical diesel fuel pumps. We believe there is great potential in the U.S. for sales of this system, which, to date, has not been officially emission certified. Once California Air Resources Board (CARB) emissions verification testing is completed for several engine categories, we expect sales to increase in the U.S. market beginning in California and rapidly extending to other areas. We have submitted application for two emission verification programs in Y2001 and intend on pursuing three additional in Y2002, and at least one more in Y2003.

We believe further that the larger economic opportunity for our Mechanical System Technology exists in developing nations having older diesel vehicles, no emissions certification requirements, and the objective of reducing diesel fuel consumption.

The current central processing unit ("CPU") in our Mechanical System Technology is an analog computer. Once the CPU is digitized, it will be extremely difficult for the computer to be reverse-engineered, and we are therefore waiting until this occurs before we begin pursuing and developing markets in certain countries which we see as holding significant conversion potential, but which to date we have not pursued due to concerns about patent infringement. We intend to take every precaution to guard against potential patent infringement and any expenses associated with having to pursue our rights in connection therewith.

The final variation for our Mechanical System Technology is completing development of a special valve that will allow the conversion for certain large horsepower engines. This is specifically for the very large heavy-duty vehicle market that includes on and off-road equipment.

                Our Electronic System Technology

Currently, and increasingly, many diesel engines are being equipped with integrated electronically controlled diesel fuel pumps. Compared to their mechanical system counterparts, these offer improved emission control, though not to a degree sufficient to meet the more stringent air quality regulations in certain parts of the U.S. We expect to be able to provide conversion kits specially suited for such electronic engines on a limited basis in Y2001.

Several diesel engine manufacturers are now producing natural gas engines as an alternative to diesel engines. There has been a reluctance on the part of fleet managers to utilize dedicated natural gas engines based on their concerns that the such vehicles will be out of commission for servicing if any one of the natural gas related components fails during operation. Part of their reluctance also stems from their additional concern that, once a vehicle depletes its natural gas supply while in operation, it will cease to operate and stop in its tracks. With the Save dual fuel conversion technology, in either of the previous situations, the vehicle can switch over to diesel only operation and not be out of commission or stranded. Reluctance of fleets to move toward dedicated natural gas engines has lead Save to increase our efforts in developing conversion systems for electronic engines. Development time is reduced when engine OEM's provide specific diesel control programming. Recently, one major engine manufacturer has agreed to provide programming information that will help us offer an additional commercially available system in Y2001. This is an engine manufacturer that produces diesel and dedicated natural gas engines, but offers no dual fuel option.

Where dictated by strict emission laws, fleet managers have been forced in certain cases to replace working electronic diesel engines with new dedicated natural gas engines (since a dual fuel conversion system has been unavailable). Once our Electronic System Technology is commercially available for the market, fleet managers will be in a position, using our product, to convert approximately 8 to 9 existing electronic diesel engines for the same cost as would otherwise be necessary to purchase only one new natural gas engine.

                Our Stationary System Technology Initiative

We receive inquiries regularly regarding conversion of stationary diesel engines. The majority of these inquiries are from other countries, predominantly developing nations. Proposed applications include "medium" horsepower engines used for mechanical operations such as pumping, compression, and shaft power, as well as both large and medium horsepower engines used for electricity generation either in dedicated electrical production or emergency standby electrical production. We believe our existing vehicle conversion technology can be adapted so as to apply effectively to stationary engines, and we intend on pursuing this market opportunity following successful electronic engine system commercialization and meaningful market penetration in connection with the vehicular markets.

The need for conversion of stationary engines in the U.S. largely arises out of a need for the elimination of large underground diesel fuel storage tanks replaced by much smaller above ground diesel fuel storage tanks. This is an important issue regarding soil and groundwater pollution in the environment (possible tank leakage). Conversion to dual fuel natural gas also improves air quality environmental concerns. In the U.S. and other countries, the economic incentive is diesel fuel cost savings by displacing more expensive diesel fuel with less expensive natural gas. Conversion of stationary engines to dual fuel natural gas is a very significant issue since stationary engine conversions result in maximum displacement of diesel fuel - at least 90%, whereas with vehicles operating at various loads and RPM's diesel fuel displacement may reach as much as 80%. A higher percentage of natural gas consumption in stationary engine applications is due to the engine operating at a continuous high RPM rather than fluctuating between low and high RPM's in a vehicle driving cycle.

                Primary Components

Our dual fuel system has three primary components:

The Controller. This electronic unit is the brain of our system. From sensors that monitor key parameters of engine performance, such as speed and temperature, and what it is being asked to do, such as throttle position and fuel demand, the controller determines how much natural gas to place into the air intake stream. Ordinarily, the controller places the least amount of gas into the engine while at idle engine speed and without load. At this resting state, a typical dual-fuel engine would be running on 80% diesel and 20% natural gas. Conversely, the greatest amount of gas is inserted while the vehicle is accelerating and/or operating at maximum load and torque. In this state, an engine ordinarily would be consuming a mixture of 20% diesel and 80% natural gas. Evidence obtained as a result of hundreds of installations indicates that a typical engine, following conversion to our dual fuel system, will normally average an overall mixture of 70% natural gas and 30% diesel.

The Gas Air Mixing Device. The natural gas vapor must be administered into the air fuel flow in a manner that permits thorough mixing. To accomplish this, we rely on our patents on three different and unique devices that are placed into an engine air intake system. This device, called the gas air mixing device, together with the fuel flow regulator and hoses, combine to constitute the second major component of our dual fuel system.

The Measuring, Monitoring and Reporting Devices and Their Connections. To optimize engine and vehicle performance, the controller needs to know the current status of a number of engine operating parameters ranging from throttle position to exhaust temperature. The sensors and wiring that gather and report this information to the controller make this the third component of our dual fuel system.

                Application: Engine Types

There are essentially three different, but closely related, types of diesel engines to which are product applies.

                  o        Mechanical Engines/Normally Aspirated
                  o        Mechanical Engines/Turbocharged
                  o        Electronic Engines/Turbocharged

Many of the differences between and among these types are in how the fuel/air mixing operation is performed. The principal commonality is that each of these diesel engines is sparkless, using the increased temperature of the compressed air (a self combustion property) to ignite the fuel.

     Mechanical Engines/Naturally Aspirated. Unlike gasoline engines that mix the fuel with the air outside the cylinder, diesel engines mix the fuel with the air inside the cylinder. In the majority of diesel engines, the fuel is directly injected into the cylinder. Because they are able to operate on a wider range of fuel quality than gasoline engines and because they could be built in much larger and more powerful configurations, diesel engines quickly adapted to many commercial applications.

     Mechanical   Engines/Turbocharged.   Turbocharged   engines   compress  air
          delivered to the cylinders, providing more oxygen for combustion, which produces greater horsepower and torque from a smaller engine displacement than the normally aspirated type engine.

     Electronic Engines/Turbocharged. As a further extension of automobile engine technology to diesels, in 1993/94, engine manufacturers began producing turbocharged engines that use an electronically timed fuel injection system. In this type of engine, compressed air is forced into the cylinder and injection of the fuel into the engine cylinder is controlled more precisely than is possible using the mechanical system. Because the fuel injection process is more precisely timed and measured, electronic engines, also known as drive-by-wire engines, have lower emissions and better fuel economy than mechanical type diesel engines. The improved fuel efficiency and reduced emissions that resulted from the drive-by-wire engines is only a small step. These engines, like other diesel engines continue to emit substantial quantities of unburned fuel, particulate hydrocarbons and nitrous oxides that exceed the levels permitted under the guidelines of the Clean Air Act. The drive-by-wire engine electronically controls the fuel injector cycles as opposed to the mechanical control system that is used on both of the others mentioned above. The drive-by-wire engine type is the most economical and has the lowest emissions.


                Key Features of Our Dual Fuel Conversion Systems

                        Emissions Reduction

A serious disadvantage of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains hydrocarbon particulate matter, visible as soot and consisting of unburned and partially burned fuel. Diesel fuel combustion also produces toxic Nitrogen Oxides ("NOx"). Our dual fuel system reduces NOx emissions from the converted engine by more than 50%. Additionally, there is almost complete elimination of particulate hydrocarbon emissions. Independent tests, including those performed by an EPA laboratory, have repeatedly demonstrated this reduction in harmful emissions as a result of conversion to our system.

                        Closed-Loop System

There are two types of dual fuel systems in use: open-loop and closed-loop. Our dual fuel system is a closed-loop system. This means that the fuel flow controller monitors engine operating parameters, and, based on the input it receives, it adjusts the gas/air and diesel fuel mixtures as necessary to create the optimum engine performance for the load at the time. Since it is a computer controlled system, it makes continuous changes to the percentages of natural gas and diesel entering the cylinder during the intake cycle. In an open-loop system, as used by two of our competitors, the natural gas to diesel fuel mixture is pre-set, usually to around 40% gas and 60% diesel. The engine receives this ratio at all times, without regard to engine speed or load. Incomplete combustion is very common with this type of system, which causes an overall increased fuel consumption, engine knocking, and reduced power performance. Open-loop systems are the first generation of dual fuel conversion systems. The predominant reason for use was to offset the amount of diesel fuel consumption, not for purposes of improved emissions.

We believe that our closed-loop system provides better fuel economy than an open-loop system, better vehicle performance under the variety of load requirements engines face, a greater emissions reduction, particularly regarding unburned fuel, hydrocarbon particulate and nitrous oxide, and reduced engine maintenance costs.

                        Flexibility of Switching Between Dual Fuel
                                  And Full Diesel Operation

The controller is programmed to automatically switch from dual fuel operation to diesel when the natural gas fuel supply reaches a low level. As an option, the alternative fuel system can be activated and deactivated immediately through a manual switch operated by the driver that determines the fuel source.

Particularly at the international level, this is a very desirable feature of our system. This is true because in many areas outside the U.S. the natural gas fueling station infrastructure is not fully developed.

                        Compressed Natural Gas vs. Liquefied Natural Gas

Our dual fuel system performs with indifference to the two natural gas types: compressed and liquified. In general, compressed and liquefied natural gas differ only in their method of storage. Once they leave their storage vessels and are presented for insertion into the engine's fuel flow, both are in a gaseous state.

Currently, liquefied natural gas is generally the preferred form of fuel in heavy-duty vehicles. In liquid form, the gas requires less space to hold and its tanks put less weight onto the vehicle than does compressed natural gas. Because the liquefied natural gas dealer brings the gas to the fleet site as frequently as needed, there is no supply constraint. It is possible, though, that compressed natural gas filling stations might proliferate making these more easily accessible than is presently the case. Regardless, our dual fuel engine does not discriminate between the two fuel types. The fleet's service technicians can make whatever minor adjustments the controller may require for optimum engine performance.

         Our Market

The market for our conversion system kits is divided among several categories, each of which have different, albeit somewhat overlapping, economic motivations for using the product.

Based upon our anticipated price points (average $5,000 per unit), and the total number of vehicles that we estimate to be qualified to benefit from an after-market vehicle conversion kit such as our own (approximately 4.5 million in the U.S. and 9 million outside the U.S.), we estimate that the total worldwide market potential for these types of products, excluding fuel tanks and fittings (necessary collateral components), is approximately $72 billion. While this is a developing market, and there can be no assurance that all or even a significant percentage of this figure will actually ever be invested (over any given period) in these types of products, given our knowledge and experience in the market, we believe that, over time, a meaningful percentage of the total market for such products (as we have defined it herein) will materialize. While $72 billion represents an aggregate international market figure - as opposed to an annual market figure - new heavy-duty diesel vehicles in the U.S. are currently entering the market every year at a rate of approximately 262,000 units. There is no reason to believe that this introduction rate will not continue into the foreseeable future.

                 Domestic U.S.

According to US Department of Transportation, there are more than 150 million licensed vehicles in the United States. Of these, 3% are diesel powered totaling over 4.5 million medium and heavy-duty vehicles in the categories listed below:

                Transit Buses ............................ 128,000
                School Buses ............................. 585,000
                Sanitation Trucks ........................ 72,000
                Dump Trucks .............................. 612,000
                Wreckers ................................. 163,000
                Concrete Mixers .......................... 61,000
                Interstate Freight Trucks ................1,742,000
                Local Freight Delivery Trucks ............ 72,000
                Retail Delivery Trucks ...................1,100,000
                ---------------------------------------------------
                Total ....................................4,535,000

Although there can be no assurance, various estimates place the number of diesel-engine transportation and freight vehicles outside the U.S. at more than 10 million. Based on our knowledge of the market, which may or may not be accurate, we believe that most of these vehicles are antiquated and highly polluting. According to our own estimates, which also may or may not be accurate, approximately 75,000 of these have been converted to or run on natural gas.

We are also pursuing the opportunity to work directly with vehicle and/or engine OEM's as a result of our repeated experiences in receiving requests from fleet managers inquiring as to the availability of new vehicles already having the conversion system in place. However, there can be no assurance that we will be successful in these efforts.

In the U.S., we have identified California as our primary market development area due to its more stringent air quality requirements and significant funding opportunities supporting the use of alternative fuels. A number of California-based companies seeking Clean Air compliance, tax rebates, grant monies, and lower fuel costs have contacted our California dealer, ECO Power, to purchase conversion kits upon completion of the California Air Resources Board
(CARB) emission compliance testing. Primary California customers groups include: garbage truck fleets, heavy-duty dump and cement trucks, large lift trucks used in shipping ports. We are not pursuing buses since in California the trend is to retire existing diesel-engine buses and replace them with dedicated natural gas buses. The cost differential between the natural gas bus and diesel bus is paid for by grants (typically 80%) and on-site natural gas fueling stations are also paid for by grants (typically 80%).

                Non U.S. Markets

Although there can be no assurance, we expect that foreign market demand will eventually become our primary revenue generator. The tremendous medical expenses associated with air pollution provides a significant incentive to third world countries to implement cost effective solutions to combat the primary sources of pollution diesel burning cars, buses, and trucks. Egypt, Chile, Taiwan, China, Columbia, and Australia have already begun demonstrating Save's conversion technology with successful results. Other major markets of opportunity beyond these include Mexico, Eastern Block and old Soviet Block countries, India, Pakistan, Malaysia, Thailan, Indonesia, Japan, Argentina, Brazil, and Europe.

Besides emission reduction, a major driving factor leading to dual fuel conversions utilizing natural gas is the fuel cost savings associated with using less diesel fuel where diesel pricing is generally higher. Other foreign market driving forces originate with the country government. For countries who are dependent on diesel fuel imports, natural gas imports are less costly. Countries having indigenous supplies of natural gas and also export liquid petroleum fuels, prefer to use the less expensive natural gas domestically and retain more liquid petroleum for export.

A tremendous international selling point is that our dual fuel conversion system requires no engine modification and the vehicle can revert back to 100% diesel operation if natural gas fuel is depleted. Nitrous oxide (NOx) emissions are reduced by 50% and virtually all visible smoke is eliminated without the need for catalytic converters.

        Product Research And Development

Our business plan includes significant allocations of both time and financial resources to research and development. Although there can be no assurance that our plans will not be modified, the following is an outline of what we have identified as our current research and development initiatives over the next several years.

                Phase I: Existing Mechanical System Technology

Develop digitized central processing unit (CPU). Our existing dual fuel conversion system for mechanical engines/diesel fuel pumps utilizes an analog central processing unit (CPU), which is the computer heart of our dual fuel conversion system. When the analog computer is developed into a digitized computer, the existing conversion system will provide performance improvement in the form of tighter control for both diesel fuel and natural gas. This will result in the displacement of more diesel fuel. The digitized CPU will make installation, set-up, and training easier. This will enable us to communicate via email or a dedicated data-link line with customers/users of our systems to assist with set-up and trouble shooting. Digitizing the CPU will also provide an increased level of protection against threats of reverse-engineering. To date, we have been cautious of entering certain markets with the analog system due to patent protection concerns.

                Phase II: Future Mechanical System Technology

Develop electronic PT valve for large Cummins engines. Cummins produces widely used high horsepower engines (above 250 hp) for trash trucks, snowplows, and sand and gravel on and off-road heavy-duty vehicles. They utilize their own specially designed diesel fuel pump that allows the diesel fuel injectors to control the timing of diesel fuel entering the engine cylinders based on pressure and time (PT). Other engine manufacturers utilize Bosch and other diesel fuel pumps, whereby the pump itself directly controls the amount of diesel fuel delivered to the injectors.

We must complete development of a special electronic pressure-time (PT) valve and integrate it into our existing Mechanical System Technology. The PT valve would replace the existing diesel motor drive unit (MDU) and diesel fuel pump lever assembly. Preliminary testing of an initial prototype has been completed and performed according to the theory of operation. However, additional development work is required to refine the operation before manufacturing production units.

Although  there can be no  assurance,  we expect that the cost  associated  with
completing   development  and  testing  of  the  electronic  PT  valve  will  be approximately $65,000.

                Phase III: Future Electronic System Technology

Develop an engine  OEM  electronic  interface  control  unit that will  interact directly with the OEM electronic engine computer. During Y2000 and into the first quarter of Y2001, we have been developing a dual fuel conversion system for use with electronic engines. During the past few years, the trend for engine OEMs has been manufacturing electronic management systems (versus mechanical control systems) for their engines to reduce emissions. We believe that as time progresses, more and more engine OEM's will be following this trend, particularly in the U.S., Europe, and Japan. The new dual fuel conversion system for electronic engines will have fewer components, will be easier to install and program, and will have virtually no moving parts.

In connection with our research and development initiative during this period, we have targeted the five most widely requested electronic medium and heavy-duty engine families. The first step is to develop an electronic interface control unit that interacts directly with the engine OEM electronics. We believe that this is feasible and will prove out in application because two of the five engine families (Navistar/International and Caterpillar) have already been reverse-engineered and have resulted in fully developed and installed kits which are currently under demonstration. The demonstration phase indicates additional refinement is required on the electronic interface control unit in order to have greater control of diesel fuel and natural gas so more diesel can be displaced. We expect to have a completed product ready for commercialization in Y2001, although there can be no assurance we will complete our testing within such period or at all.

Develop a digitized central processing unit that incorporates the electronic interface control unit. The second step is to develop a digitized central processing unit (CPU) that incorporates the newly developed electronic interface control unit.

Although  there can be no  assurance,  we expect that the cost  associated  with
completing   development   and  testing  of  each  of  these  projects  will  be
approximately $45,000 ($90,000 total).

The electronic interface control unit and digitized CPU must be developed for the three remaining engine families: Cummins M11, M14, and 5.9ISD. If the reverse-engineering approach must be utilized (as with the first two engine families), and although there can be no assurance, we expect that the cost associated with completing development and testing of each of the three engine families will be $105,000 ($315,000 total).

                  Phase IV: Future Stationary System Technology

(i) Develop electronic low-pressure gas metering valve, and (ii) Adapt the electronic low-pressure gas-metering valve to interface with three different types of diesel fuel governors: electronic, hydraulic, and mechanical.

There are two categories of stationary engine adaptation development: mechanical stationary engines and electric power generation engines. The easiest to approach is the mechanical engine since a momentary voltage spike during switchover will not impact the operation of the end-process application.

Mechanical power generators are used in a number of applications including pumping, compression, and shaft power. Development of a low pressure gas metering valve (i) is the first step required in order to convert this type of stationary engine to dual fuel. Once the electronic low-pressure gas metering valve is available, the next step of adapting and interfacing the valve to work with different types of governors (ii) may proceed. Governors typically integrated into mechanical power generators include electronic, hydraulic, and mechanical versions. The accomplishment of items (i) and (ii) will allow the company to enter the stationary engine market by first addressing mechanical generators. Technically, the R & D required to provide dual fuel conversion systems for mechanical power generators may be accomplished in a much quicker time frame than that required for electric generators.

There are two categories of electric power generation engines: emergency generators and standby power generators (also included in this category are dedicated electric power generators). Emergency power generators are used when the main power supply is interrupted. With the existing diesel engine systems, the engine reaches maximum RPM immediately to produce power. The engine is still cold when this is accomplished. The research and development challenge is to determine how to convert and operate the engine on dual fuel natural gas when the engine is still cold and not create a voltage spike. Voltage spikes are not tolerated in any applications where computers and other sensitive electronic equipment are in use. To accomplish the switch over to natural gas dual fuel without creating a voltage spike, the technology already available is electronic governors. We must therefore develop the low-pressure gas-metering device to interface with the electronic governor since virtually all of these emergency generators utilize low-pressure gas. Once this is accomplished, response time can be reduced significantly and the voltage spike can be eliminated. For each size and type of diesel engine generator, a specific low-pressure gas-metering device would have to be developed to interface with the electronic governor (the very large engine requires the most development effort).

Standby power generators require the same components (electronic governor and low pressure gas metering device). The difference is that the voltage spike is not of great concern since these engines have the opportunity to heat up first before gas would be introduced. Therefore, the standby generator market could be serviced prior to refining the application for emergency electric power generators. We can also provide conversions for dedicated power generation at this time.

Although there can be no assurance, we expect that the cost associated with completing development and testing of an electronic low-pressure gas-metering valve will be approximately $125,000, and the cost associated with adapting the electronic low pressure gas metering valve to interface with three different types of diesel fuel governors (electronic, hydraulic, and mechanical) will be $30,000 each ($90,000 total).

        Emissions Certifications

We currently sell dual fuel conversion systems in the U.S. and developing nations. In order to qualify for U.S. Federal and state grants and tax benefits, the reduction in polluting emissions that result from our engine modifications must be certified by independent outside agencies. The two most important regulatory agencies in the U.S. in connection with vehicle emissions are the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers from third world nations generally inquire whether our conversion system has either EPA or CARB certification knowing that such certification would provide a satisfactory standard by which to measure suitability for their own purposes. Although emissions criteria between these agencies are similar, they are neither the same nor consistent. Emission certification, verification requirements and testing protocol are variable and therefore costly for after-market equipment certifications. In some cases, testing protocol is either in flux or has not been identified. Following are two of the variations:

         (a)Varies according to engine family, horsepower, and model year.
         (b)Varies according to whether the vehicle is classified as an on-road or off-road.

                California Air Resources Board (CARB) Certification

We currently have CARB certification for our dual fuel conversion systems (Mechanical System Technology) on vehicles 1993 and older. Since CARBs regulations have changed, our CARB certification is only applicable to conversions in the State of California that will not be applying for state funding or emissions credits. Consequently, in order for us to pursue the lucrative alternative fuels grant programs available in California, we must enter new verification/certification programs. The extent of CARB verification/certification is very finite. One manufacturer's engine of a specific horsepower, manufactured during a specific range of years for a specific vehicle application is considered one verification/certification program. Example: A vehicle having a MAC E6 engine with 260 horsepower, manufactured between the years 1986 - 1991, specifically for use in on-road trash trucks in California. This is one CARB verification program, which by the time a certificate is granted by CARB will cost $30,000. (Certification programs are more time and cost intensive. Final cost could reach $60,000 for one certification program.) Initially in California, there are two specific categories that we desire CARB emission verification (and possibly a third in Y2001):

        1. Volvo engine, trash trucks, 250 HP
        2. MAC E6 engine, trash trucks, 260 HP
        3. Cummins engine 8.3l, shipping dock cargo movers, trash trucks, sand & gravel, 275 HP

                EPA Certification

The federal income tax deductions available as a result of the Energy Policy Act of 1992 requires that engines "satisfy any federal and state emissions certification, testing, and warranty requirements that apply." On June 23, 2000, we submitted to the Environmental Protection Agency a Notification of Agreement with Conditions for Sale of Aftermarket Alternative Fuel Conversion Systems in accordance with Memorandum 1A of the Environmental Protection Agency and Option III contained in the Addendum. In order to be compliant with the Environmental Protection Agency, we must meet 4 conditions as follows:

(1) Full compliance with either Option I - Environmental Protection Agency Certification-, Option II -C A R B certification - or Option II - before and after emission testing to demonstrate that there has been no degradation of emissions;

(2) Records to be kept for 5 years of all sales of kits under Option II, including engine family identification, the vehicle identification number of the converted vehicle, the date the conversion was completed, and the appropriate emissions data adjusted by the applicable deterioration factor;

(3) When total sales of all alternative fuel conversion kits have reached 200 units, a full certification plan must be presented to the Environmental Protection Agency for each engine family intended to be sold in model year 2002 and developmental testing in preparation for certification will begin;

(4) If total sales of an alternative fuel conversion kit reach 600 for a particular engine family in model year 2000 and the kit manufacturer intends to sell that engine family in model year 2001, that engine family must be certified under Option I for model year 2001.

Accordingly, we will initially qualify the Save dual fuel system on several of the most common diesel engine families under Option III. An engine family is generally one manufacturer/displacement/or horsepower type, even though numerous models of that type may have been manufactured over the years. Eventually, when full compliance with Option I - full certification - will be required by conditions (3) and (4) above, we expect that the cost to certify an engine will generally be between $50,000 and $75,000. Testing requires about 30 days, including set up and tear down. The Environmental Protection Agency typically issues reports of the results and certifications within 60 days following the testing. The first EPA certification program will be pursued in Y2001.

        Manufacturing & Inventory

On April 29, 1996, we entered into a supply agreement with Ambac International Corporation ("Ambac") to be our exclusive supplier for electronic dual fuel control systems for a period of twenty years. The material terms of the supply agreement are:

     o Ambac is required to develop both an analog and digital dual fuel control system and agreed to sell those components designed for, and only to, us for the term of the agreement.

     o We are required to purchase all our dual fuel control systems from Ambac as long as the technology and prices are competitive, the components conform to industry standards, and the units and are delivered timely.

     o The dual fuel control systems are purchased under Ambac's then current standard warranty.

     o Unless the technology is covered under the patents owned by the Davis Family Trust, Ambac retains the technological rights to the dual fuel control systems.

     o    There are no minimum orders required.

     o The supply agreement can only be terminated for good cause, which shall include a material or repetitive breach of an obligation, policy, procedure or requirement of the supply agreement.

     o The supply agreement requires the resolution of all disputes before the American Arbitration Association.

Although we are currently in a dispute with Ambac over outstanding balances owed, and although there can be no assurance as to the outcome thereof, we believe that through continued discussions we will be able to resolve the dispute on economic or other terms which are not unfavorable to us. Any inability to resolve such dispute, however, could have a materially adverse effect on our business, financial condition, results of operations and prospects.

We do not include gas storage vessels in our conversion kit. The customer purchases these separately from a number of companies who manufacture them, or from us at the customer's request.

        Training

When a new dealer for Save is identified in the U.S. or in another country, they must be trained on how to install and trouble-shoot the system, fabricate the appropriate brackets for mounting conversion hardware, and have classroom training regarding theory of operation. In the best case scenario the lead mechanic can be thoroughly trained in one week. During this time, two vehicles can typically also be converted as part of the training program.

Currently, we are developing an extensive training program for our sales force, which includes internally developed manuals, training CDs and training videos. Moreover, we expect to translate these materials for use in certain of the foreign markets that we have identified and targeted.

        Marketing

To date, we have initiated marketing and sales activities on only a limited basis. We had a small website that provided some inquiries and a collection of information pages that were used as a marketing brochure when information was requested. Our efforts have been concentrated principally on reacting to sales leads generated by dealers and associates of the company, and on providing the highest possible level of service to orders received. Consequently, sales during the past three years have been limited.

Subject to the availability of required financing, we intend to launch our formal marketing efforts both domestically and internationally later this year. In the third quarter of 2000, we expanded our marketing efforts by contracting a business development specialist who has been working in the international natural gas vehicle market since the mid 1980's. This person is our acting Vice President of business development and will become an employee in the company's next growth step.

The key element in our overall business development strategy is to formalize and implement a targeted communications strategy utilizing various marketing tools that we intend to develop and enact. Because our potential markets are highly targeted (e.g. "Sanitation Trucks"), we intend to be very selective in our advertising media. We expect that our website will become the most significant means of providing current up-to-date information to potential customers, especially in connection with our non U.S. business development initiatives. We also intend to prepare brochures and related marketing tools promoting our conversion equipment for distribution at conferences, exhibitions, to our dealers and for targeted mailings.

Participation at industry conferences attended by target company/organization decision-makers is another key component of our marketing plan. Where necessary or advisable, as an entry into shows and conferences, we will take membership in the associations that promote the increased use of natural gas as an alternative vehicle fuel, including for example, the Natural Gas Vehicle Coalition in the U.S. and International Association for Natural Gas Vehicles.

In addition, we intend to place advertisements in targeted industry journals specifically involved with medium and heavy-duty diesel vehicles, such as Natural Gas Fuels, Alternative Fuels, Diesel Progress, Utility Fleet Management, Waste Management (trash trucks), Transportation (school buses and public transit buses).

Finally, developing strategic partnerships in the natural gas, alternative fuel, vehicle, and engine markets is an important aspect of our marketing plan. We will continue to identify individuals and companies that will potentially provide mutually beneficial long-term relationships that enhance our business opportunities. Examples of candidate companies include manufacturers of compressed and liquefied fuel storage equipment, fueling station equipment, engine and vehicle manufacturers, natural gas distribution and pipeline companies, industry organizations like the Natural Gas Vehicle Coalition, European Natural Gas Coalition, International Association for Natural Gas Vehicles, and certain government related departments like DOE's Clean Cities.

        Sales

                Generally

During the past six years, we have outfitted approximately 1,000 dual fuel conversion systems into vehicles throughout the U.S. and in several foreign markets, representing approximately 0.007% of the total number of vehicles worldwide qualified to benefit from such a system. Each of these units utilized our Mechanical System Technology. While approximately 50% of these units were sold for prices ranging from $2500 to $5200, the remaining units were placed into the market without charge as part of our beta test.

As of the beginning of Y2001, there are approximately 14 million medium and heavy-duty diesel engine vehicles internationally. Of this amount, approximately 80% are mechanical type engines and 20% electronic type engines.

                Dealers

We have determined that, rather than pursue all of our sales activities through in-house sales representatives, we would likely achieve more favorable results from building our sales through the establishment of a network of independent domestic and international dealers. Our dealers, therefore, are actually our customers, and our sales revenue necessarily depends upon the success of our dealer sales. We are currently evaluating our existing dealer sales performance and identifying, assessing, establishing and training new dealers. We are also pursuing the opportunity to work directly with vehicle and/or engine OEM's as a result of our repeated experiences in receiving requests from fleet managers inquiring as to the availability of new vehicles already having the conversion system in place.

Our dealers purchase our conversion systems directly from us. Dealers source the additional equipment required for vehicle conversions, such as compressed or liquefied natural gas fuel containment equipment and other minor components, and price the complete installation for their customers. Besides pursuing sales opportunities for the Save dual fuel conversion system, and following proper training, dealers install and service the conversions. As we continue to penetrate our markets, and offer more product variation for additional vehicle types through R&D and emissions certification, we believe that the task is likely to become easier to further expand our network of dealerships internationally and to increase sales. As distinct from the sales of our products to fleet operators and other users, activities relating to the establishment of new dealers and training are referred to as our "corporate" sales.

We currently have nine dealers strategically located throughout the U.S. They are in regions that are particularly active in utilizing alternative fuels and have the most developed natural gas fueling infrastructures. Most of these regions also have significant grant monies available to develop the use of alternative fuels. Outside of the U.S., we have a total of three dealers located in Egypt, Australia, and Columbia. Of the three countries, Australia is the only country with grant money available for conversions. Egypt's main thrust for conversion is the reduction of air pollution and to use indigenous supplies of natural gas. In Columbia, the price of diesel is higher than natural gas causing an economic incentive to convert without grants.

                        Establishment of New Offshore Dealers

This is our primary corporate sales activity. For the most part, prospective offshore dealers contact us after discovering our products/technology on our website. At that time, we generally discuss our dealer qualifications and requirements, which are identified on a special page on our website. Typically, vehicle types, market expansion readiness, natural gas fueling station infrastructure, government support, and phased-in sales potential are also considered at this stage of a developing dealership.

Although there are numerous opportunities for establishing new international dealers and market introduction of our dual fuel conversion system, as a requirement of each country whose market we enter (notwithstanding whether it is a potential new dealer, government petroleum company, or government public transit company with whom we are considering doing business), we must invariably first conduct an initial demonstration program with 1-3 vehicles. Our experience has been that it makes no difference to local officials that the conversion technology has performed successfully in the U.S. or other countries. There is a consistent and prevailing concern that the technology will not prove effective in connection with their particular vehicles and in their environment. Demonstration programs in this regard can last up to three months.

The demonstration program that we have relied upon requires that we provide from 1 to 3 conversion systems at an approximate cost of $2500 per system. Assuming three systems, and an additional (approximate) $800 cost of one diagnostic unit used to set-up and tune the systems, we are likely to incur an approximate $8500 expense in connection with each country we enter, exclusive of travel and other associated expenses. The system cannot be installed without first training the dealer mechanics, thereby requiring two trainers to travel to the country and conduct the training program for a period of 7-10 days while also working side-by-side with the mechanics to install and tune the systems. Upon departure of our trainers, the newly trained mechanics will provide follow-up service to the converted vehicles. The total estimated initial cost to implement the international market development strategy can run to approximately $25,000 or higher per country, including hardware and travel costs. Although its continuation cannot be assured, we currently maintain a policy of requiring prospective foreign dealers to have an irrevocable letter of credit in place for the amount of the conversion systems (or bank wire transfer of funds before shipping) prior to our initiating any international demonstration programs. Moreover, in order to avoid any potential ambiguity, we also currently rely on a written agreement defining the terms of a "successful demonstration program".

                        Establishment of New U.S. Dealers

New U.S. dealers also require demonstration programs, particularly those with certain types of customers which rely on U.S. DOE or state grants. Such demonstrations typically include the conversion of one vehicle, the performance of emissions testing, and the measurement of fuel consumption. Ordinarily, we send at least one trainer to conduct the new dealer training program and lead the conversion of one vehicle, which program takes approximately one week. After successful demonstration, the remaining vehicles qualified in the grant program can be converted. This typically requires our trainer to assist the new dealer one more time to further reinforce training. We believe that the estimated cost associated with the establishment of each new U.S. dealer, including travel expenses, will generally cost less than $10,000.

                        Dealer Sales Support

Occasionally, our dealers require the assistance, support, and encouragement from the company office when participating in meetings regarding certain potential large fleet customers, conversion funding opportunities, or sensitive issues. It is the role of the VP business development and technical sales director to provide the support needed in order to expand dealer sales.

                        Vehicle and Engine OEM Sales

In some cases, certain fleet managers or U.S. DOT management prefer to purchase new vehicles already having the our dual fuel conversion system in place rather than converting existing vehicles. To date, OEM's have not been receptive to this option. We intend, however, to continue to explore and possibly pursue opportunities that may exist for establishing such a relationship.

        Employees

As of December 31, 2000, we employed 3 persons on a full-time basis, of which 2 were engaged in production and design, 1 was engaged in business development and 3 were engaged in administrative, clerical and accounting functions. To implement our business strategy, we will have to hire additional personnel in 2001, although we cannot predict with certainty when or if we will do so. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement.

        Regulation

We do not believe that our currents products, as sold by us, are subject to any regulatory requirements with which we must comply.

        Our Intellectual Property

Our success depends to a great extent on our ability to protect our intellectual property. We license our core intellectual property pursuant to a license agreement between the Company and the Davis Family Trust which is filed as an exhibit hereto (as amended, the "License Agreement"). The initial patent granted to Frank Davis, upon which the Company based its technology (U.S. Patent #4,479,466), was granted on October 30, 1984, for "[a] natural gas and air mixing device for allowing the combustion of a mixture of natural gas and air in a conventional internal combustion engine." Although this device was designed specifically for the purpose of using natural gas to power a gasoline engine, it set the stage for future work to develop conversion kits that would permit diesel engines to operate on a mixture of diesel and natural gas.

Frank Davis and his son, Robby Davis, our President and Chief Executive Officer, were also granted three additional patents for mixing devices. Two were issued in 1991 and the third in 1994. All three described apparatuses for introducing a mixture of air and gaseous fuel into internal combustion engines and the method or process by which that is done. Further, in December 6, 1994, Frank Davis and Robby Davis were issued United States Patent # 5,370,097 for a "Combined Diesel and Natural Gas Engine Fuel Control System and Method of Using Such" for an internal combustion engine. This patent describes using a control means to insert the gaseous fuel in response to engine speed and load. This is the base patent upon which we now rely.

In addition, Frank Davis and Robby Davis have filed foreign patent (PCT) applications in Germany and the United Kingdom, and have assigned their interests in these patents to the Davis Family Trust.

Pursuant to the License Agreement between the Company and the Davis Family Trust, we maintain the exclusive rights to utilize and exploit each of the five patents including marketing and selling products and granting sublicenses to others. In addition, the Company has the first option to acquire a license for the same patents in other countries where it has not yet been granted.

In consideration for the License Agreement, we executed a promissory note for $150,000 (the "Promissory Note") puruant to which we are required to pay a royalty of $21 per patent per unit sold during the life of four of the patents and $150 per unit sold on a fifth patent for a dual fuel control system (collectively, the "Original Royalties"), which amounts are subject to adjustment annually to reflect changes in the consumer price index. In accordance with the terms of the License Agreement, the Original Royalty is increased at certain points by an amount equal to $79 per patent per unit (the "Additional Royalty"). The Additional Royalty shall be payable until such time as the amount of any Additional Royalty generated from the sale of units shall aggregate $150,000 plus accrued interest calculated at the rate of 12% per annum. After such time as this amount is paid, the royalty reverts to the original royalty as adjusted to reflect increases in the consumer price index.

To date, the License Agreement has been amended twice. First, on June 18, 1998, to (i) liquidate certain obligations owed by us to the Davis Family Trust, (ii) issue certain shares of our common stock to the Davis Family Trust, and (iii) to mark the Promissory Note "paid in full". Second, on January 3, 2000, to (i) restrict the license rights to the United States, Canada, Mexico and Egypt, and
(ii) eliminates all quotas as specified in the original agreements.

We rely primarily on a combination of copyright and trade secret protection together with the protections under the Licensing Agreement and nondisclosure and confidentiality agreements to establish and protect our proprietary rights. The patent protection afforded to our licensed intellectual property is uncertain and may involve complex legal and factual issues. With respect to the pending international patents assigned to the Davis Family Trust, there can be no assurance that such patents will be issued or, if issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that we would need to license or design around in order to practice its patented technologies, or that licenses that might be required would be available on reasonable terms.

We also rely on trade secret laws for protection of our intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary technology or otherwise gain access to our trade secrets or technology, or that we can adequately protect our rights to unpatented trade secrets.

        Our Competition

The market for our products is rapidly evolving and highly competitive. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

Advanced Engine Components, Ltd. This Australian company markets a control unit and other proprietary parts that are necessary to convert a diesel engine to dedicated natural gas. In conjunction with a German bus manufacturer and an Eastern European engine manufacturer, Advanced Engine is opening doors in many parts of the world that represent marketing opportunities for Save.

Clean Air Partners ("CAP"). CAP is a California based technology research organization that developed the closed-loop system of using natural gas together with diesel fuel to create a lower emission diesel engine. This is available for only three Caterpillar electronic engines. CAP has provided this technology to Caterpillar for both OEM and after-market applications through its dealer network and to some smaller diesel engine after-market products companies for sale within the U.S. CAP has also licensed the technology to a Canadian company, Alternative Fuel Systems, Inc., for use in after-market installations outside the U.S. CAP has referred business to us in the past because of what we believe to be (i) limitations on their own product offering, and (ii) our reputation.

Caterpillar. Caterpillar offers two OEM dual fuel engines. Both are open-loop systems that operate on one, pre-set mixture of diesel and natural gas. The cost of this option is more than $25,000 higher than the same engine in diesel-only form.

Alternative Fuel Systems, Inc. ("AFS"). "AFS", headquartered in Calgary, Alberta, Canada manufactures an after-market kit to convert an existing vehicle electronic engine to dual fuel. All of AFS's sales activity is outside the U.S. Installed in the customer's vehicle, the AFS and the Save system costs are approximately the same. AFS is a publicly traded company on the Canadian Stock Exchange under the symbol "ATF". Additional information on the AFS system is available on their website, located at www.altfuelsys.com.

We believe that the principal competitive factors on which we compete in our markets include:

        o Quality of our Technology;
        o Customer Service;
        o Price;  and
        o Brand Recognition.

We may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is true particularly with respect to competitors with longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Website and systems development than we can. Our failure to maintain a competitive position within our markets could seriously harm our business, financial condition, operating results and cash flows.

In addition, increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We may from time to time make selected pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins or otherwise seriously harm our business, financial condition, operating results and cash flows.

In addition to the competitors identified above, we also compete indirectly with product types that impact negatively on our market:

OEM Dedicated Natural Gas Fuel Systems. Many diesel engine manufacturers offer an engine alternative that runs exclusively on natural gas. These single-fuel (natural gas) engines cost, on average, between $35,000 and $50,000 more than the same engine in diesel-only form. The major reason for this incremental cost difference is that conversion of a diesel engine so that it operates only on natural gas requires the incorporation of a complete spark plug and ignition system. In addition, because the all-gas mixture explodes much more violently upon ignition, the pistons have to be extensively modified to reduce the compression ratio. In addition to the front-end incremental expense, these engines have higher maintenance costs and shorter lives.

Bio-Diesel Fuel. In addition to natural gas/diesel, bio-diesel is another alternative fuel that has been characterized as clean burning. This fuel is a mixture of diesel and a vegetable oil. Several such oils are available in the market. Bio-diesel fuel requires no engine conversion for use. At approximately $3.00 per gallon, however, it is much more expensive than alternative fuels, and cost-prohibitive to most operators. It is used and sold primarily as a mixture of 20% bio and 80% diesel and is identified as B20. Our dual fuel conversion system can be used with vehicles operating with B20 biodiesel. Another issue associated with bio-diesel fuel is the odor it emits, which, depending on the specific oil that is being used, can be unpleasant.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy space located in an industrial park which consists of approximately 6,000 square feet of combination office and warehouse space located at 4851 Georgia Highway 85, Suite 211, Forest Park, Georgia 30050, which location is very near the intersections of Interstates 285 and 75, and close to the Atlanta airport.

Although our lease expired as of December 31, 2000, and we are currently on a month-to-month tenancy, we expect to renew our lease for at least one additional year. There can be no assurance, however, that we will be able to renew our lease, or that, if we are able, that we will be able to do so on terms that are favorable.

ITEM 3. LEGAL PROCEEDINGS

On November 24, 1999 a lawsuit was initiated against us in the State Court of Clayton County, State of Georgia, File No.99-CV-04454-E, entitled Roger Shugart
v. Save On Energy, Inc. f/k/a Electronic Fuel Control, Inc.. In this action, the Plaintiff, an independent consultant, is seeking approximately $120,000 plus interest stemming from a personal consulting services agreement between Plaintiff and us for certain consulting services and expertise to be rendered by Plaintiff in connection with a fuel conversion project in Uzbekistan in 1997 and 1998. We contracted with the consultant at the direction and benefit of another party who was the primary contractor of the project. The case is currently in the discovery stage. Although we have defenses against the plaintiff and we intend to bring into the lawsuit (or arbitration if it is changed) as a third-party defendant, American Engineering Corporation, on a claim for indemnification, there can be no assurance of any particular result. There remains tremendous uncertainty as to the outcome of this matter and any unfavorable outcome could have a materially adverse effect on our business. Although we have been represented by the law firm of Hancock & Echols in connection with this matter since it began, as of late January 2001, Hancock & Echols withdrew as our counsel based on non-payment of fees owed to them. To date, we have not retained alternate counsel, though we are currently attempting to either retain alternate counsel or to re-establish our relationship with Hancock & Echols.

Although we are not currently a party to any other lawsuits, we have received threats of litigation from two parties:

Ambac International Corporation ("Ambac"), currently our sole supplier, has made a demand for payment in an amount equal to $109,915.60 which amount they believe is owed to them but which amount we dispute. We are currently in discussions with Ambac to resolve this dispute and, although there can be no assurance, believe that we will be able to do so on economic and other terms that are acceptable to us and that will not a materially adverse effect on our business.

We have also received threats of litigation from Advisors International, LLC ("Advisors") in connection with a certain promissory note issued by us in an amount of $50,000 which became due in November 21, 2000 and which, to date, we have been unable to satisfy. We are currently in discussions with Advisors to resolve this dispute and, although there can be no assurance, we believe that we will be able to do so on economic and other terms that are acceptable to us and that will not a materially adverse effect on our business.

Other than that identified above, we are unaware of any litigation currently threatened against us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000 no matters were submitted to a vote of the shareholders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               Market Information

Our common stock is currently quoted in the "Pink Sheets" under the symbol "SOEI" and began trading December 17, 1996. Although we traded on the OTC Electronic Bulletin Board maintained by the National Association for Securities Dealers, Inc. (the "OTC Bulletin Board") until approximately April 1999, because we were not a reporting company as required by certain relatively recent rules of the OTC Bulletin Board, we became delisted therefrom and trade now in the "Pink Sheets" only. Although there can be no assurance, as a result of certain actions we have either already taken or are in the process of taking, including working in connection with a certain market maker to cause the filing of a Form 211 with the Securities Exchange Commission, we expect to become listed on the OTC Bulletin Board within several months.

The following table sets forth representative high and low bid prices by calendar quarters as reported in either the OTC Bulletin Board or the "Pink Sheets" during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

                     High Bid Price          Low Bid Price

Q1/1999              0.875                   0.5
Q2/1999              0.875                   0.375
Q3/1999              0.75                    0.3125
Q4/1999              1.0000                  0.2500
Q1/2000              3.5000                  0.8125
Q2/2000              *                       *
Q3/2000              *                       *
Q4/2000              *                       *

*  Not Available

As of February 2, 2001, there were 3,589,200 shares of common stock outstanding.

                                  Shareholders

As of February 2, 2001, the number of holders of record of our common stock was 31, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

                                    Dividends

We have not paid any cash dividends in the past and have no present intention of doing so. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon its future earnings (if any), financial condition, capital requirements and other factors, the company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

                     Recent Sales of Unregistered Securities

In January 2000, we issued 250,000 shares of common stock to the Davis Family Trust, an affiliate of Save, in connection with the trust's agreement to amend the License Agreement respecting certain patents and technology, to extend the license to include the continental United States, Mexico, Canada, Egypt and South America.

In January 2000, we issued 100,000 shares of common stock to Patricia Davis, the wife of Frank Davis, in lieu of past consulting fees of $15,000 owed to Frank Davis.

In January 2000, we issued 100,000 shares of common stock to Bresner Partners, Ltd. in consideration for consulting services valued at $75,000.

In January 2000, we granted 62,500 warrants with a strike price of $1.00 per share to Dirks & Company, Inc.; Hugh and Rosemarie Deane, and Stephen Zellner in consideration of certain financial consulting services rendered. These warrants expire in 2005.

In January and February 2000, we issued an aggregate of 800,000 shares of common stock to Lanier M.. Davenport, Lanier M. Davenport, Jr., UTMA; Steven Ray Davenport, UTMA; Sarah Byrd Davenport, UTMA; Carol Espinosa; Jonathan P. Hoover; Dennis L. Knight; Kota Suttle; Daryl Powell; and Gerald B. Andrews, in consideration for a combination of consulting services valued at $215,000 and cash of $233,500.

As of February 11, 2000, we borrowed a total of $25,000 from James and Lucy DeLisa, private lenders. The loan is evidenced by a one year promissory note which is convertible for common stock at conversion rate of $0.75 per share.

As of March 1, 2000, we borrowed a total of $75,000 from four separate private lenders. The loans are evidenced by one year promissory notes which are convertible for common stock at conversion rate of $0.75 per share.

As of April 25, 2000, we borrowed a total of $10,000 from four separate private lenders. The loans are evidenced by one year promissory notes which are convertible for common stock at conversion rate of $0.75 per share.

As of April 27, 2000, we borrowed a total of $40,000 from four separate private lenders. The loans are evidenced by one year promissory notes which are convertible for common stock at conversion rate of $0.75 per share.

In April 2000, we issued 20,000 shares of common stock to Success-Unlimited.Net, Inc., a public relations company, in consideration for certain public relations services valued at approximately $20,000.

As of May 1, 2000, we borrowed a total of $20,000 from Profit Center, a private lender. The loan was evidenced by a one year promissory notes which is convertible for common stock at conversion rate of $0.75 per share.

As of May 3, 2000, we borrowed a total of $20,000 from Thomas Kilconey, a private lender. The loan was evidenced by a one year promissory notes which is convertible for common stock at conversion rate of $0.75 per share.

As of May 5, 2000, we borrowed a total of $35,000 from four separate private lenders. The loans are evidenced by one year promissory notes which are convertible for common stock at conversion rate of $0.75 per share.

As of May 22, 2000, we borrowed a total of $5,000 from Thomas Kilconey, a private lender. The loan was evidenced by a one year promissory notes which is convertible for common stock at conversion rate of $0.75 per share.

As of November 30, 2000, we granted 100,000 warrants with a strike price of $0.75 per share to MBO, Inc. in consideration of certain financial consulting services and vesting upon completion of certain milestones. These warrants expire in 2003.

All of these securities were issued in private direct transactions, exempt under
Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of significant factors which have affected the our financial position and operations during the fiscal year ended December 31, 1999 ("Fiscal '99") and December 31, 2000 ("Fiscal 2000"). This discussion also includes events which occurred subsequent to the end of Fiscal 2000 and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations, under the subcaption "Risk Factors". This discussion should be read in conjunction with the Company's Audited Financial Statements and the accompanying notes relating thereto in Item 7 of this Report.

The following  management's  discussion and analysis of the financial  condition and results of operations should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this report. In addition to historical information, this management discussion and analysis of financial condition and results of operations contain forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors, including those set forth under "Risk Factors" and in other parts of this Form 10-KSB.

                                    Overview

We primarily market alternative fuel retrofit conversion kits which include a patented device by which a diesel fuel engine is converted to an engine powered by either a mixture of diesel fuel and alternative fuel, approximately 80% natural gas, 20% diesel fuel, or diesel fuel exclusively, which system permits the vehicle operator to switch from the mixed fuel source to diesel fuel at the flip of a switch from the driver's seat when the alternative fuel is depleted. Since the engine can then use either a mixture of alternative fuel and diesel fuel or diesel fuel alone, the system is a duel fuel system. To a much lesser degree, we also market conversion kits which convert a gasoline fuel engine to a bi-fuel engine which can be powered by either gasoline or natural gas.

The primary marketing focus of our duel fuel system is the diesel truck and bus market segments. Although we have completed development of our duel fuel system for normally aspirated engines and turbocharged engines, we are still in the process of developing our duel fuel system for drive-by-wire engines.

                              Results of Operations

Comparison of Twelve Month Periods Ended December 31, 2000 and December 31, 1999

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                     Twelve Months Ended :
                                        December 31

                              1999             2000          1999           2000
                              ----             ----          ----           ----
Net Sales                   $560,124       $288,874        100.00%       100.00%
Cost of Goods Sold          $329,791       $173,265         58.88%        59.98%
Gross Profit                $230,333       $115,609         41.12%        40.02%
Operating Expenses          $681,918       $926,996        121.74%       320.90%
Other Income & Expense      $158,013       $130,247         28.21%        45.09%
Income Tax                  ---            ---               0.00%         0.00%
Income (Loss)             ($609,598)     ($941,634)      (108.83%)     (325.97%)

Our revenues during FY1999 and FY2000 resulted primarily from sales of the our Mechanical System Technology dual fuel system kits. Approximately 48 such kits were sold in 1999 and about 22 systems were sold in 2000, at prices ranging from about $4000 to over $5,200. Our remaining revenues resulted from the sale of gasoline bi-fuel conversion kits, part kits for dedicated diesel fuel vehicles, installations of conversion kits and sales of fuel tanks.

Our revenues decreased from $560,124 in FY1999 to $288,874 in FY200. This decrease was due mainly to our focus moving away from sales and towards perfecting and certifying our technology and raising capital. There was only a very minor change in our Cost of Goods Sold and our Gross Profit between the two periods.

Our Operating Expenses rose by $245,078 between FY1999 and FY2000. This was due in large part to a significant increase in our consulting charges, which rose by $149,521 as a result principally of fees associated with our financing activities, an increase in our rental charges from $25,950 to $36,974 due principally to additional space we leased for operaations, an increase in our research, development and product testing expenses from $3,155 to $34,281 due primarily to our drive-by-wire and L10 projects, an approximate doubling of our royalty and patent charges from $15,978 to $32,325 principally due to increased sales of our kits subject to our License Agreement with the Davis Family Trust, a 443% increase in our sales promotion, advertising and public relations expenditures from $5,847 to $25,924 due to our increased and expanded marketing activities, an increase in professional fees from $35,910 to $96,764 due principally to costs incurred in relation to the preparation and filing of our SB-2 registration statement covering the resale of certain outstanding securities.

Our Other Interest Income and Expense, which consisted of Interest Expense, Interest Income, Loss on Litigation and Penalties on Tax deficiencies, decreased from $158,013 to $130,247 in FY2000 and FY1999, respectively. This was primarily the result of a Loss on Litigation experienced in 1999, a large expense associated with penalties on tax deficiencies in 2000, and an increase in Interest Expense from $35,489 to $78,233 as a result of our issuance of $380,000 in 12% convertible notes as of November 1999 through May 2000.

                         Liquidity and Capital Resources

During 2000, we financed our operations primarily through private sales common stock and convertible notes, borrowings under our revolving line of credit with Peachtree National Bank, short term loans from insiders and, to a limited extent, revenues derived from the sale of our products.

Between November and May 2000, we borrowed a total of $380,000 from 19 private lenders. The loans are evidenced by one year promissory notes which bear interest at 12% per annum and are convertible for common stock at a conversion rate of $0.75 per share. As of March 31, 2001, we had defaulted on the repayment of nine of these notes for an aggregate amount of $250,000, and are currently in negotiations with such noteholders.

On April 4, 2000 we borrowed $148,000 pursuant to our revolving loan with Peachtree National Bank. The loan bears interest at prime + 2% per annum and is secured by Peachtree's interest in all of our equipment, inventory and accounts receivable.

At various times during 2000, certain of our shareholders made short term loans in the aggregate amount of $39,666 at the then market rates.

Net cash used in operating activities was $259,148 in fiscal 1999 and $467,880 in fiscal 2000. Cash used in operating activities in fiscal 1999 primarily resulted from a net loss of $609,598 plus a decrease of $67,886 in accounts payable offset by net cash generated by depreciation and amortization of $17,317, a decrease in accounts receivable of 69,395, a reduction in inventory of $104,119, and a decrease in notes receivable of $66,228,and increases of $32,684, 125,000 and 3,598, in taxes payable, accrued litigation loss and accrued expenses, respectively. For fiscal 2000, cash used in operating activities primarily resulted from a net loss of $941,634 plus increases of $5,915 in accounts receivable and $47,505 in inventories, offset by an increases in accounts payable, taxes payable and accrued expenses of $484,814, a decrease of $22,500 in notes receivable as well as depreciation and amortization of $19,860.

As of December 31, 2000, the Company had $14,207 in cash. As shown in the accompanying financial statements, and as December 31, 2000, the Company's current liabilities exceeded its current assets by $1,145,836 and its total liabilities exceeded its total assets by $1,115,935. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities by restructuring its debts and converting a substantial portion into equity and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on the plan's success.

                                  Risk Factors

The Company's liquidity, capital resources, and results of operations indicate that an investment in the Company remains speculative, involves a high degree of risk, and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors in the Company should carefully consider all of the information contained in this Report before deciding whether to purchase securities of the Company, and, in particular, the factors set forth below.

Information contained in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following Risk Factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

RISKS ASSOCIATED WITH OUR BUSINESS

We  Need To Obtain Financing In Order to Pursue Our Business Plan.

We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. We believe that our available cash, cash from operations and available borrowings will be insufficient to satisfy our projected cash requirements through 2001. Thus, we currently need to raise additional capital to repay existing debt including certain notes which came due as of November 21, 2000, fund our research and development, manufacturing, sales and marketing activities, and we are currently seeking to obtain such financing. Our future liquidity and capital requirements will depend on numerous factors, including:

     o the extent to which our present and future products gain market acceptance;

     o the extent to which we successfully develop products under research or development;

     o    the timing of emissions certifications concerning our products;

     o the timing, procurement and enforcement of international patent (PCT) awards;

     o the costs and timing of expansions of our sales, marketing and manufacturing activities;

     o    the  cost,   timing  and  business   management  of  future  potential
          acquisitions, if any, and contingent liabilities associated with acquisitions; and

     o    the results of competition.

We cannot assure you that additional capital will be available on acceptable terms, if at all. Furthermore, any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants which may limit our currently planned operations and strategies. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds by entering into collaborative agreements or other arrangements on unfavorable terms. If we fail to raise capital on acceptable terms, our business could be substantially harmed or we could be forced to cease operations.


We Have A History Of Losses And May Never Achieve Profitability.

We have incurred net losses since our inception. At December 31, 2000, our accumulated deficit was $2,540,564. We anticipate that we will continue to incur additional operating losses in the near to mid-term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.


Our Auditors Have Determined That There is Uncertainty As To Our Ability to Continue As A Going Cocern.

Our auditors, Jack Kane & Company, P.C., have included a footnote in the financial statements which they have prepared and which are included as Item 7 of this Form 10-KSB that calls into question our ability to operate as a going concern. Their conclusion is drawn from the fact that we incurred a net loss of $941,634 during the year ended December 31, 2000, and, as of that date, our total liabilities exceeded our total assets by $1,115,935. Although we are currently pursuing appropriate financing alternatives in an effort to strengthen our financial condition, we cannot assure you that any such financing will be obtained or that, if obtained, it will be on terms which are favorable.


Our Limited Operating History Makes It Difficult To Analyze Our Prospects For Success.

We were organized on April 1, 1996 and have conducted only limited operations to date, consisting of negotiating the license to use the patents, further research and development, including beta testing, and limited sales efforts. No assurances can be given that we will develop a marketing and sales program which will generate significant revenues from the sales of our duel fuel conversion systems. The likelihood of our success must be viewed in light of the delays, expenses, problems and difficulties frequently encountered by an enterprise in its development stage, many of which are beyond our control. We are subject to all the risks inherent in the development and marketing of new products.


We   Have   Limited   Resources   To   Devote   To   Product   Development   And
Commercialization.

Our strategy is to further develop our Electronic System Technology and to pursue our Stationary System Technology Initaitive. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

     o    improve market acceptance of our current products;

     o    complete development of our new products; and

     o    successfully introduce and commercialize our new products.

We have introduced our Mechanical System Technology into the marketplace only recently and our other products are still under development. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of our other products or product initiatives. If we fail to develop new products and bring them to market, our business could be substantially harmed.


We May Experience Difficulty In Commercializing Our Products.

Because several of our current products, as well as a number of products under development, are novel, we may need to expend substantial efforts in order to educate our customers about the uses of our products and to convince them of the need for our products. We cannot assure you that any of our products will achieve satisfactory market acceptance or that we will successfully commercialize them on a timely basis, or at all. If any of our products do not achieve a significant level of market acceptance, our business could be substantially harmed.


There is no Assurance Of Sales or Acceptance of our Products Which Have Only Been Sold To Date On A Very Limited Basis.

The engine conversion kits we market and sell have been distributed only on a limited basis during the last 6 years and no assurance can be given that we will be able to market such products successfully on a wide-scale commercial basis or that significant revenues will be generated from any such sales.


We Are and Will Continue to be Highly Dependent on the Success of Our Dealers.

Our business plan in respect of our vehicular products is structured in such a way that our dealers, which resell our products to fleet operators and other users, are actually our customers. We are, therefore, highly dependent on the ability of our dealers to successfully market and sell our products in order for our sales revenues to continue and to grow. If our dealers prove unable to sell a quantity of product commensurate with our objectives or needs, it would have a materially adverse effect on our business, financial condition and results of operations.


Technological Change May Make Our Products Obsolete Or Difficult To Sell At A Profit.

To date, the market for alternative fuel technology systems and equipment has not, to our knowledge, been characterized by rapid changes in technology. However, there can be no assurance that new products or technologies, presently unknown to management, will not, at any time in the future and without warning, render our dual fuel technology less competitive or even obsolete. Major automobile and truck companies, academic and research institutions, or others, for example, could develop new fuels or new devices which could be installed at the original equipment manufacturer level and which could potentially render our systems obsolete. Moreover, the technology upon which our dual fuel systems are based could be susceptible to being analyzed and reconstructed by an existing or potential competitor. Although the Company is the license holder of certain United States patents respecting its proprietary dual fuel system, we may not have the financial resources to successfully defend such patent, were it to become necessary, by bringing patent infringement suits against parties that have substantially greater resources than those available to us. We must continue to create innovative new products and modifications to our existing products reflecting evolving needs within our domain of expertise, and we must meet be able to meet the financial demands associated with such continued development. Failure to do so could prevent us from developing and maintaining a significant market for our products.

In addition, competitors may develop technology and systems that can be sold and installed at a lower per unit cost. There can be no assurance that we will have the capital resources available to undertake the research which may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies. Our inability to adapt to technological change could have a materially adverse effect on our results of operations.


The Lack Of Current Dealers Limits Our Ability To Market Our Products.

As of the date hereof, we are distributing our products through our headquarters in Forest Park, Georgia and 12 independent dealers. We intend to establish a network of dealers both domestically as well as internationally through which we will market and sell our products. However, there can be no assurance that we will be able to negotiate and enter into satisfactory dealer agreements or, if negotiated and concluded, that such dealers will employ qualified or competent personnel or that they will be able to obtain effectively distribute our products. Until such time as we can establish a strong network of domestic and international dealers, if ever, we must continue to rely on our in-house staff and executives in our Forest Park office to develop a sales base for our products.


Our Proprietary Technology May Not Be Adequately Protected From Unauthorized Use By Others, Which Could Increase Our Litigation Costs.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. We have United States and foreign-issued patents and are currently prosecuting patent applications in the United States and with various foreign patent offices. We cannot assure you that any of our pending patent applications will result in the issuance of any patents or that any issued patents will offer protection against competitors with similar technology. We cannot assure you that any patents we receive will not be challenged, invalidated or circumvented in the future or that the rights created by those patents will provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We cannot assure you that we will not become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.


We Do Not Have Patent Or Other Intellectual Property Protection In Many Countries Which Are Potentially Very Important Markets For Us.

Our products are most valuable in parts of the world having the worst air pollution problems. Many cities and areas throughout the world which have the worst air pollution problems are developing and/or third-world countries. Although these countries represent very significant and importat markets for us, we do not currently have patent or other intellectual property protection in many of these places. Moreover, given the legal systems in certain of these countries, the ability to effectively pursue infringement initiatives or remedies even if we had or were able to obtain such protection, could be very limited. Any copying, reverse engineering or other unauthorized use of our technology in one or more of these countries could result, directly or indirectly, in a very significant loss of economic opportunity for us. Any such loss could have a materially adverse effect on our business and prospects.


Our Success Depends On The Efforts Of, And Our Ability To Retain, Certain Executive Officers And A Key Consultant, And To Attract And Retain Qualified Personnel.

Our future success will be largely dependent on the personal efforts of Robby Davis, an officer and director of the Company, and Frank Davis, a consultant to the Company and the Technical Advisor to the Board of Directors. The loss of either of such persons would have a material adverse effect on our business and prospects. We have no key man life insurance on either individual.

Our success is further dependent upon our ability to attract, assimilate and retain qualified employees and consultants. If we do not succeed in retaining or motivating our current personnel or in recruiting and retaining additional qualified employees, our business will be adversely affected and our abilities to fulfill our business plan impaired. Competition for personnel in our industry, particularly those with expertise, is intense, and there can be no assurance that we will be able to attract and retain the necessary personnel or that we will be able to afford them in terms of cash compensation, equity-based incentives or other benefits. Any failure on our part to attract additional qualified employees or to retain the services of key personnel is likely to have a materially adverse affect on our business, results of operations, financial condition and prospects.


We Have Limited Manufacturing Experience and Capacity and Rely Entirely on a Single Supplier for our Manufacturing.

To be successful, we must manufacture, or contract for the manufacture of, our current and future products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Currently, the control boxes and other key elements used for our conversion kits are received from a single source, Ambac International Corporation, with whom we are currently involved in a dispute over outstanding balances. Accordingly, should anything happen to our supplier, or for some reason we are no longer able to obtain the control boxes or other key elements from our supplier, we will not be able to produce or will be delayed in producing conversion kits for sale or distribution, which could cause delays in our operation or sales or make continued operation or sales unprofitable.


Factors Beyond Our Control May Cause Our Operating Results To Fluctuate And Many Of Our Expenses Are Fixed.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors, including:

     o    the introduction of new products by us or by our competitors;

     o    patent protection availability;

     o    market acceptance of our current or new products;

     o regulatory (emissions) certifications and other delays in product development;

     o    product recalls;

     o    competition and pricing pressures from competitive products;

     o    manufacturing delays;

     o    shipment problems;

     o    the peformance of our dealers; and

     o    the results of training.

We anticipate having high operating expenses for personnel, new product development and marketing. Many of these expenses are fixed in the short term. If any of the factors listed above cause our revenues to decline, our operating results could be substantially harmed.


We Are Subject To Risks In Our International Transactions And Operations.

We are subject to risks related to our international operations. We anticipate that international sales will increasingly account for a significant portion of our net sales and revenue. We intend to widen the scope of our license from the Davis Family Trust and to expand our export sales to markets in Asia, Europe, South America, Africa and the Middle East and to enter additional countries in these international markets which may require significant management attention and financial resources. Changes in existing regulatory requirements outside of the United States or the adoption of new requirements in foreign countries could have a material adverse effect on our business, financial condition and results of operations. For instance, foreign governments may extend timetables decelerating the time within which certain industries must comply with existing regulations mandating the use of alternative fuels so that the industry will grow at a much slower pace. Thus, our operating results will be increasingly subject to risks related to international sales, including:

     o    Unexpected changes in regulatory requirements and tariffs;

     o    Considerably more complicated shipping and handling logistics;

     o    Difficulties in staffing and managing foreign operations;

     o    Longer payment cycles;

     o    Greater difficulty in accounts receivable collection;

     o Operational difficulties in the handling of merchandise returns and exchanges;

     o    Potentially adverse tax consequences;

     o    Price controls or other restrictions on foreign currency; and

     o    Difficulties in obtaining export and import licenses.

Additionally, gains and losses on the conversion of foreign payments into U.S. dollars based on fluctuating exchange rates may contribute to fluctuations in our results of operations and could lead to reduce gross revenue and/or gross margin figures from dollar-denominated international sales. If we are successful in generating significant international sales revenues, which we cannot assure, our inability to overcome or otherwise avoid negative consequences from any or a combination of these risks could have a materially adverse effect on our business, results of operations, financial condition and prospects.


We Must Manage Our Growth Effectively.

We anticipate that our business will grow as we develop and commercialize new products, and that this growth will result in an increase in responsibilities for both existing and new management personnel. In order to manage growth effectively, we will need to continue to implement and improve our operational, financial and management information systems, to train, motivate and manage our current employees, and to hire new employees. We cannot assure you that we will be able to manage our expansion effectively. Failure to do so could substantially harm our business.


We May Face Increased Governmental Regulation and Legal Uncertainties.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. Regarding the conversion technology, the only regulations the equipment falls into in certain regions of the US and certain regions of other countries is emission related, e.g. EPA.


A Public Market For Our Shares May Not Be Sustained And The Price May Fluctuate.

Our stock is publicly traded in the "pink sheets" under the symbol "SOEI". The closing bid price as of March 29, 2001 was $0.30. There can be no guarantee that the current price can be maintained or be expected to increase in value. Although there can be no assurance, as a result of certain actions we have either already taken or are in the process of taking, including working in connection with a certain market maker to cause the filing of a Form 211 with the Securities Exchange Commission, we expect to become listed on the OTC Bulletin Board maintained by NASDAQ within several months. If for any reason our common stock does not become listed on the OTC Bulletin Board, or if it becomes listed and at some point thereafter is no longer listed, purchasers of the shares may have difficulty selling their common stock should they desire to do so. In either case, we intend to apply to have our common stock approved for quotation on the NASDAQ SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As of the date hereof, however, the Company is not eligible for inclusion on NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the NASDAQ application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ.


Unless An Active Public Trading Market Develops For Our Securities, You May Not Be Able To Sell Your Shares

To date, there has been a very limited public market for our Common Stock, and until such time as we are able to become listed on a national exchange or on the NASDAQ Stock Market, if at all, there will continue to be only very limited public trading market for our Common Stock. There can be no assurance, moreover, that an active trading market will ever develop or, if developed, that it will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities.


Our Common Stock May be Subject to Penny Stock Regulation.

At the present time, our common stock is not listed on The OTC Bulletin Board, The NASDAQ SmallCap Stock Market, the NASDAQ National Market, or on any stock exchange. Although dealer prices for our common stock are listed in the "Pink Sheets", trading has been sporadic and very limited since such quotations first appeared on December 17, 1996.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock". Securities Exchange Commission ("Commission") regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market, The NASDAQ National Market or a major stock exchange. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934 (the "34 Act"). These Rules affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market, if such a market should ever develop. The current market price of the our common stock is substantially less than $5 per share and such stock can, for at least for the foreseeable future, be expected to continue to trade in the over-the-counter market at a per share market price of substantially less than $5. Accordingly, any broker-dealer sales of our common shares will be subject to the Penny Stock Rules.

The Penny Stock Rules also impose special sales practice requirements on broker-dealers who sell such securities to persons other than their established customers or "Accredited Investors". Among other things, the Penny Stock Rules require that a broker-dealer make a special suitability determination respecting the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, the Penny Stock Rules require that a broker-dealer deliver, prior to any transaction, a disclosure schedule prepared in accordance with the requirements of the Commission relating to the penny stock market. Disclosure also has to be made about commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities. Finally, monthly statements have to be sent to any holder of such penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, for so long as the Penny Stock Rules are applicable to our common stock, it may be difficult to trade such stock because compliance with such Rules can delay and/or preclude certain trading transactions. This could have an adverse effect on the liquidity and/or price of our common stock.


We May Issue Preferred Stock With Certain Preferences May Depress Market Price Of The Common Stock.

The Board of Directors may designate a series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock, if previously issued, voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of Uncommon Media Group's common stock even prior to any such designation or issuance of preferred stock. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of Uncommon Media Group or other take-over attempt and could adversely materially affect the rights of holders of shares of the common stock.


We Do Not Plan To Pay Cash Or Stock Dividends.

We have never paid any cash dividends on our Common Stock and we anticipate that, for the foreseeable future, we will continue to retain any earnings for use in the operation of our business and do not intend to pay cash or stock dividends. Any payment of dividends in the future will be at the discretion of our board of directors.


We May Infringe On The Proprietary Intellectual Rights Of Others.

Although we are not aware of any pending or threatened claims, we cannot assure that third parties will not bring claims of patent, copyright, or trademark infringement against us. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies or methods, any of which are likely to have a materially adverse effect on our business, results of operations, financial condition and prospects.

RISKS ASSOCIATED WITH OUR INDUSTRY

Competition From Companies With Already Established Marketing Links To Our Potential Customers May Adversely Effect Our Ability To Market Our Products.

As the time to comply with federal and state regulations relating to emissions and fuel efficiency approaches, so too does the universe of entities seeking to develop and market products such as those we sell. A very limited number of companies presently are marketing dual fuel conversion kits. In addition, automobile and truck manufacturers may develop and install similar proprietary devices as original equipment. Unless we are able to become a licensor to such a group or groups, any such occurrence could have a materially adverse effect on our business.

We expect our competition to intensify. Although competitors are limited, several current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than we have. Certain of our competitors may be able to secure product from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, and adopt more aggressive pricing or inventory availability policies, than we will. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us are likely to have a materially adverse affect on our business, results of operations, financial condition and prospects.


Competition Utilizing Other Energy Sources May Adversely Affect Our Ability To Market Our Products.

The current regulatory emphasis on lowering engine emissions is an economic incentive for developing non-petroleum based or decreased hydrocarbon emitting power sources, some of which may be superior to ours or may well be selected by converters, states or federal agencies, regardless of superiority. In this regard, we are also competing against manufacturers of electric vehicles and against vehicles which rely on other fuel sources such as solar power or hydrogen. Electric cars have been in development for many years and have been tested extensively and some manufacturers are selling such vehicles on a commercial basis.


Resistance To Our Products By Major Oil Companies May Adversely Affect Our Ability To Market Our Products.

The major oil companies remain a powerful and formidable lobby. Our products directly contest the continued use of large quantities of petroleum based products (gasoline and diesel fuel) and we and others in the industry may face obstacles to our success imposed by pressures asserted by the major oil companies. We are unable to predict whether or not the oil companies will present any significant impediments to the continued growth and overall success of the industry in which we are engaged.


Safety Concerns in Connection with Alternative Fuels and our Products Generally, and our Limited Liability Insurance May Adversely Affect our Ability to Conduct Business.

Liquefied natural gas is highly flammable and may present risk in the event of a collision involving the storage tanks. These concerns may make marketing our products more difficult at any point in time. Further, an accident or catastrophe could adversely affect our ability to conduct business in view of our limited insurance. Although we have obtained liability insurance from a "Best" A rated insurance carrier, our coverage is only in the gross amount of $2 million in the aggregate during any one year and $1 million per event to cover accidents or other liability incurred as a result of a malfunction of our products. There is no assurance that coverage in this amount will be sufficient to meet all claims which we may face in respect of our products, particularly in the event of any serious bodily harm or property damage as a result of defects or flaws in the products. In the event the amount of any claim or claims in the aggregate exceeds the amount of our liability insurance, we may be required, among other possible scenarios, to remit all revenues to claimants which may force us to cease operations.


The Limited Availability Of Alternative Fuels Can Hinder Our Ability To Market Our Products.

Alternative fuel engines have been commercially available in the past; however, the most significant impediment to the growth in the market for alternative fuel vehicles traditionally has been the limited availability of alternative fuel fueling locations (stations) for natural gas and propane. The success of engines based on alternative fuels will probably be directly affected by the development of the fueling infrastructure of the natural gas industry and the widespread availability of such fuel sources. In all events, our business and the market for alternative fuel vehicles would benefit substantially from the growth of the infrastructure of the natural gas industry and the more widespread availability of alternative fuels. Conversely, our business and the market for alternative fuel vehicles would be substantially hurt by a diminished or lack of growth of the infrastructure of the natural gas industry and the less widespread availability of alternative fuels.

ITEM 7.  FINANCIAL STATEMENTS

Our  financial  statements,  required to be included in this Report  pursuant to
Item 310(a) of Regulation S-B, are incorporated by reference to the Financial statements filed with this report.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no resignation or dismissal of our principal independent accountant during the two most recent fiscal years and the interim period subsequent thereto.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference from the information contained in the sections captioned "Election of Directors" "Management" and "Compliance with
Section 16(a) of the Exchange Act" in Save's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON FORM 8-K.
(a) Exhibits:

Exhibit
No.                        Description of Exhibit

3.1 Articles of Incorporation of Save On Energy , Inc., incorporated by reference to Exhibit 3.1 to the SB-2 filed on March 23, 2000.

3.2  Amendment  to  Articles  of   Incorporation   of  Save  On  Energy,   Inc.,
     incorporated by reference to Exhibit 3.2 to the SB-2 filed on March 23, 2000.

3.3 By-laws of Save On Energy, Inc., incorporated by reference to Exhibit 3.3 to the SB-2 filed on March 23, 2000.

10.1 License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc. dated May 13, 1996, incorporated by reference to Exhibit 10.1 to the SB-2 filed on March 23, 2000.

10.2 Amendment to License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc, dated June 18, 1998, incorporated by reference to Exhibit 10.2 to the SB-2 filed on March 23, 2000.

10.3 Amendment to License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc. dated January 3, 2000, incorporated by reference to Exhibit 10.3 to the SB-2 filed on March 23, 2000.

10.4 Consulting Agreement between Save on Energy, Inc. and MBO, Inc. dated November 23, 1999, Trust and Electronic Fuel Control, Inc, incorporated by reference to Exhibit 10.4 to the SB-2 filed on March 23, 2000.

10.5 Exclusive Supply Agreement between Ambac International Corporation and Electronic Fuel Control, Inc. dated April 29, 1996, incorporated by reference to Exhibit 10.5 to the SB-2 filed on March 23, 2000.

10.6.1 Agreement re: International Fuel Systems, Inc. and Davenport, dated January 7, 2000, incorporated by reference to Exhibit 10.6 to the SB-2 filed on March 23, 2000.

27.1*    Financial Data Schedule
--------------------------------------------------------------------------------
*  Filed herewith

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAVE ON ENERGY, INC.



                                        By: /S/Robby E. Davis
                                        ---------------------
                                        Name:
                                        Robby E. Davis
                                        Title:
                                        President

                                        Date:
                                        March 30, 2001


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                                     Date


/S/Robby E. Davis       President,  Chief Executive Officer       March 30, 2001
-----------------
Robby E. Davis        (principal executive officer) and Director


/S/Jeffrey F. Davis     Vice President, Secretary and Director    March 30, 2001
-------------------
Jeffrey F. Davis


/S/Ricky Davis          Treasurer, Chief Financial Officer and    March 30, 2001
--------------                       Director
Ricky Davis

                              SAVE ON ENERGY, INC.

                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                      (A COMPANY IN THE DEVELOPMENT STATE)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                              SAVE ON ENERGY, INC.
                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



Report of Independent Accountants

Financial Statements

      Balance Sheets                                   Exhibit A

      Statements of Operations                         Exhibit B

      Statement of Stockholders' Equity                Exhibit C

      Statements of Cash Flows                         Exhibit D

Notes to Financial Statements

Supplementary Information

      Cost of Sales                                    Schedule 1

      Operating Expenses                               Schedule 2

      Other Deductions                                 Schedule 3

To the Stockholders of
Save On Energy, Inc.
4851 Georgia Highway 85
Forest Park, Georgia 30050

Report of Independent Accountants

     We have audited the accompanying balance sheets of Save On Energy, Inc., (Formerly Electronic Fuel Control, Inc.), a development stage company, as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save on Energy, Inc. as of December 31, 2000 and 1999, and the results of operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 of the financial statements, the Company has suffered recurring losses from operations in its developmental stage. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of cost of sales, operating expenses and other income and expense are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                            JACK KANE & COMPANY, P.C.





March 23, 2001

                                   EXHIBIT A
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                                  DECEMBER 31,




                                     ASSETS

                                                                                         2000                 1999
                                                                                         ----                 ----

Current assets
--------------
     Cash                                                                         $    14,207           $  135,766
     Accounts receivable, net (Note 2)                                                 28,688               22,773
     Inventory                                                                        158,335              110,830
                                                                                      -------              -------
                                    Total current assets                              201,230              269,369
                                                                                      -------              -------

Property, plant and equipment
     Equipment and leasehold improvements                                             130,335               91,624
     Less: accumulated depreciation                                                    78,438               58,578
                                                                                       ------               ------
                                    Net fixed assets                                   51,897               33,046
                                                                                       ------               ------

Other assets
     Long term notes receivable                                                             -               22,500
     Licenses, (Note 3)                                                                     -                    -
                                                                                       -------             -------
                                    Total other assets                                      -               22,500
                                                                                       -------             -------

                                    Total assets                                   $  253,127           $  324,915
                                                                                   ==========           ==========


The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT A
                                   (Continued)
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         2000                 1999

Current liabilities
     Notes and loans payable (Note 4)                                              $  572,618           $  443,500
     Accounts payable                                                                 250,826               39,569
     Taxes payable                                                                    216,838               80,558
     Accrued loss on litigation (Note 11)                                             125,000              125,000
     Accrued expenses                                                                 181,784               44,507
                                                                                    ---------              -------

                                    Total current liabilities                       1,347,066              733,134
                                                                                    ---------              -------

Non-current liabilities
     Non-current portion of notes and loans payable
     (Note 4)                                                                          21,996                    -
                                                                                       ------              -------

Commitments and contingencies (Note 8)                                                      -                    -

Stockholders' equity (Note 7)
     Preferred stock, $.01 par value,
     authorized 5,000,000 shares, none issued                                               -                    -
     Common stock, $.001 par value,
     authorized 20,000,000 shares,
     3,406,000 and 2,136,000 shares issued                                              3,406                2,136
     Additional paid in capital                                                     1,421,223            1,188,575
     Deficit accumulated during the development stage                              (2,540,564)          (1,598,930)
                                                                                   ----------           ----------

                                    Total stockholders'
                                    (deficit) equity                               (1,115,935)            (408,219)
                                                                                   ----------             --------

                                    Total liabilities and
                                    stockholder' equity                           $  253,127          $   324,915
                                                                                   ==========          ===========

The accompanying notes to the financial statements are an integral part of these statements.

                                    EXHIBIT B
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,




                                                      2000                 1999
                                                      ----                 ----

Sales                                            $  288,874           $  560,124

Cost of sales (Schedule 1)                          173,265              329,791
                                                    -------              -------
                         Gross profit               115,609              230,333

Operating expenses (Schedule 2)                     926,996              681,918
                                                    -------              -------
                         Operating loss            (811,387)           (451,585)

Other income and expense (Schedule 3)               130,247              158,013
                                                    -------              -------
                         Net loss               $  (941,634)         $ (609,598)
                                                ===========          ===========


Net loss per weighted average share, basic         $   (.22)            $  (.20)
                                                  ==========          ==========

Net loss per weighted average share, diluted       $   (.22)            $  (.20)
                                                  ==========          ==========

Weighted average shares, basic                     4,199,051           2,972,400

Weighted average shares, diluted                   4,516,804           3,033,530








The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT C
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  DECEMBER 31,


                                                                                 Deficit
                                                                             Accumulated
                                       Common                Additional           During
                                        Stock                 Paid - in      Development
                                       Shares      Amount       Capital            Stage

Balance, January 1, 1999            2,136,000      $2,136    $1,055,575      $  (989,332)
Increase in additional paid in
capital                                     -           -       133,000                -
Net loss                                    -           -              -        (609,598)
                                   ----------     -------    -----------         --------

Balance, December 31, 1999          2,136,000       2,136     1,188,575       (1,598,930)

Increase in additional paid in
capital                             1,270,000       1,270       232,648                -
Net loss                                    -           -             -         (941,634)
                                    ---------       -----       -------         ---------

Balance, December 31, 2000          3,406,000      $3,406    $1,421,223      $(2,540,564)
                  === ====          =========      ======    ==========      ===========


Additional disclosure for
development stage companies

    Common stock issued:
    At par                          1,536,000      $1,53$            -0-
    For services                      886,000         886        99,914
    From private offering             984,000         984     1,321,309
                                      -------         ---     ---------

                                    3,406,000      $3,406    $1,421,223
                                    ---------      ------    ----------






The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT D
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDING DECEMBER 31,



                                                                            2000                 1999
                                                                            ----                 ----

Cash flows from operating activities
     Net loss                                                          $(941,634)           $(609,598)
     Adjustments to reconcile net loss to net cash
     (used in) operating activities:
         Depreciation and amortization                                    19,860               17,317
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net                  (5,915)              69,395
         (Increase) decrease in inventory                                (47,505)             104,119
         Decrease in long term notes receivable                           22,500               66,228
         Increase (decrease) in accounts payable                         211,257              (67,886)
         Increase in taxes payable                                       136,280               32,684
         Increase in accrued litigation loss                                   -              125,000
         Increase in accrued expenses                                    137,277                3,593
                                                                         -------                -----

                                    Net cash used in
                                    operating activities                (467,880)            (259,148)
                                                                        --------             --------

Cash flows from investing activities
     Purchase of fixed assets                                            (38,711)                   -
                                                                         -------              -------








The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT D
                                   (Continued)
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                               2000                 1999
Cash flows from financing activities
     Proceeds from convertible loans                                        230,000              150,000
     Payment of notes payable                                              (153,500)                   -
     Net proceeds from equipment loan                                        26,948                    -
     Proceeds from short term working capital loans                          39,666                    -
     Increases in line of credit                                              8,000               90,000
     Increase in additional paid in capital                                 232,648              133,000
     Issuance of capital stock                                                1,270                    -
                                                                              -----              -------

                                    Net cash provided by
                                    financing activities                    385,032              373,000
                                                                            -------              -------

                                    Net (decrease) increase
                                    in cash                                (121,559)             113,852

Cash, at beginning                                                          135,766               21,914
                                                                            -------               ------

Cash, at end                                                             $   14,207             $135,766
                                                                         ==========             ========

Supplementary information

Cash paid during the year for
     Interest                                                            $   22,221           $   29,290
     Income taxes                                                                 -                    -

Additional disclosure for development state companies
     Cumulative amounts since inception
         Net cash used in operating activities                          $(1,701,940)         $(1,234,060)
         Net cash used in investing activities                             (132,536)             (93,825)
         Net cash provided by financing activities                        1,848,683            1,463,651
                                                                          ---------            ---------

                                                                      $      14,207         $    135,766
                                                                      =============         ============



The accompanying notes to the financial statements are an integral part of these statements.

                              SAVE ON ENERGY, INC.
                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Save On Energy, Inc. ("the Company") was incorporated in Georgia on April 1,1996 to manufacture and market retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas The Company acquired the exclusive right in North America to exploit the patents relating to the retrofit devices pursuant to a license ("the License") acquired on June 1, 1996. On January 3, 2000, the License was restricted to the United States, Canada, Mexico and the Nation of Egypt in exchange for a modification of the appertaining royalty agreement and an issuance of 250,000 shares of additional stock.

     On April 29, 1998, the Company filed Articles of Amendment of Certificate of Incorporation in the office of the Secretary of State of Georgia changing its name to Save On Energy, Inc.

     The Company is a Development Stage Company as defined in Financial Accounting Standards Board Statement No. 7. During 2000 and 1999, the Company devoted substantially all of its efforts to establishing a new business.

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities as of the date of the financial statements and results of operations for the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company occasionally maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash includes cash on hand and savings accounts. . Inventory Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Inventory

     Inventory is stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate to the cost of depreciable assets to operations over their estimated service lives principally by the straight-line method. Maintenance, repairs and minor improvements are charged to operations as incurred. Renewals and betterments, which materially increase the value of property, are capitalized.

Income Taxes

     Income taxes are provided for the tax effect of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The differences are related primarily to allowance for doubtful receivables (deductible for financial statement purposes but not for income tax purposes). The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset taxable income, and reduced by the portion of deferred taxes not likely to be realized.

 2. ACCOUNTS RECEIVABLE, NET



     Accounts receivable, net consists of the following:

                                                       2000            1999
                                                       ----            ----
          Accounts receivable                       $35,838         $23,218
          Interest receivable                             -           4,180
          Other receivable                                -             375
                                                     ------         -------
                                                     35,838          27,773

          Less: allowance for doubtful accounts       7,150           5,000
                                                      -----           -----

                                                    $28,688         $22,773
                                                    =======         =======


 3. LICENCES

     The License gives the Company the exclusive rights, as amended below, to utilize and exploit five patents including marketing and selling products and granting sublicenses to others. In addition, the Company has the first option to acquire the License for the same patents in other countries where it has not year been granted. The underlying patents were developed by the Company's President or the Company's Chief Consultant and have since been assigned to a trust ("the Trust" or "Licensor") the beneficiaries of which are all related to the Chief Consultant.

     In consideration for the License, the Company executed a promissory note for $150,000 and is required to pay a royalty of $21 per patent per unit sold during the life of four of the patents and $150 per unit sold on a fifth patent for a dual fuel control system, adjusted annually to reflect changes in the consumer price index. Substantially all of the units sold require payments under two patents. Under the Terms of the License, the royalty shall be increased by an amount equal to $79 (the "Additional Royalty") per patent per unit. The Additional Royalty shall be payable until such time as the amount of Additional Royalty generated from the sale of units shall aggregate $150,000 plus accrued interest calculated at the rate of 12% per annum. When said sum is paid, the royalty shall revert to the original royalty as adjusted to reflect increases in the consumer price index.

     The promissory note was marked paid and returned on June 18, 1998 in consideration of an issuance of 108,000 shares of the Company's stock.

     The license agreement was amended on January 3, 2000. The amendment Restricts the license rights to the United States, Canada, Mexico and Egypt, and eliminates all quotas as specified in the original agreements. In exchange for this amendment the Company issued 250,000 shares of voting stock to the Trust.


 4. NOTES AND LOANS PAYABLE

     An analysis of notes and loans payable is set forth below:

                                                                          2000               1999
                                                                          ----               ----
A.   Revolving loan payable to Peachtree National Bank, dated
     1998 plus interest at 8/75%, renewed in 1999 at 10.5% per
     annum and 2000 at prime plus 2% per annum.  The bank holds security interest in the Company's equipment, accounts
     receivable and share in the company stock                         $148,000           $140,000

B.   Convertible notes payable to holders of Warrants, dated
     1998, plus interest at 9% convertible at $4.00 per share
     paid in the year ended December 31, 2000.                              -0-            153,500

C.   Convertible notes dated 2000 and 1999 plus interest at 12%
     convertible at $.75 per share, payable in one year.  The
     Company has defaulted on notes issued in 1999 in the amount
     of $150,000.                                                       380,000            150,000

D.   Equipment loan dated 3/28/00 plus interest at 13% payable in
     60 equal monthly installments of $681 due 2/28/05.                  26,948                -0-

E.   Short term working capital loans from shareholders and
     related parties, interest at fair market rates.                     39,666                -0-
                                                                       --------            -------

                                                                       $594,614           $443,500
                                                                       ========           ========


 5. INCOME TAXES

     Deferred tax assets are summarized as follows:

                                                                       Net
                                             Allowance           Operating
                                                   For                Loss
                                             Bad Debts       Carryforwards            Total
                                              --------       -------------            -----
     Balance at December 31, 1998
         as previously reported                $30,600            $337,300          $367,900

     Change during 1999                        (28,600)            237,700           209,100
                   ----                        -------             -------           -------

     Balance at December 31, 1999                2,000             575,000           577,000
     Change during 2000                            860             438,340           439,200
                   ----                            ---             -------           -------
                                                 2,860           1,013,340         1,016,200
     Valuation allowance                         2,860           1,013,340         1,016,200
                                                 -----           ---------         ---------

     Balance at December 31, 2000        $          -0-        $       -0-       $       -0-
                                            ===========          =========        ==========


     The Company's net operating loss carry forwards of approximately $2,263,200 expire as follows:

                    Year                      Amount
                    2011                 $   246,500
                    2012                     263,500
                    2013                     339,000
                    2014                     480,000
                    2015                     934,200
                                             -------
                                          $2,263,200
                                          ==========


 6. EARNINGS (LOSS) PER SHARE

     Basic net earnings per share is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings (loss) per share gives effect to all potentially dilutive common shares outstanding during the period.


 7. STOCKHOLDERS' EQUITY

Compensation Plans

     The Board of Directors and stockholders of the Company have ratified and approved the Electronic Fuel Control, Inc.1996 Stock Option Plan (the "Plan" for which the Company has reserved 500,000 shares of Common stock for issuance upon the exercise of qualified and non-qualified stock options granted under the Plan to employees, advisors, consultants and Directors of the Company at prices and on terms which have not been determined. As of December 31, 2000 no options have been issued under the Plan.

     On April 29, 1998, as consideration for consulting services with regard to raising capital from sales in the United States and abroad, the Company issued warrants which entitle the holders thereof, subject to the provisions of the warrants, to purchase an aggregate of 252,500 shares of the Company's Common Stock for $1.00 per share. These warrants expire on April 29, 2003.

     In June, 1998, in conjunction with a convertible debt offer (Note 4), the Company issued warrants which entitle the holders thereof, subject to the provisions of the Warrants, to purchase 60,000 shares of the Company's Common Stock for $1.50 per share. These warrants expired in June, 2000.

     In December 1998, in conjunction with a convertible debt offer (Note 4), the Company issued warrants which entitle the holders thereof, subject to the Provisions of the warrants, to purchase 24,400 shares of the Company's Common Stock for $1.50 per share. These warrants expired in December, 2000.

     In January, 2000, as consideration for consulting services with regard to raising capital, the Company issued warrants which entitle the holders thereof to purchase an aggregate 62,500 shares of stock for $1.00 per share. These warrants expire on January 25, 2005.

     In November, 2000, as consideration for consulting services with regard to raising capital and promoting the Company's interest, the Company issued warrants which entitles the holder thereof to purchase 100,000 shares of Common Stock for $.75 per share. These warrants expire three years after the date of issue.

8. COMITMENTS AND CONTINGENCIES

Minimum Royalties

     Pursuant to the License (Note 3), the Company had committed to sell a minimum number of units each license year ending on May 31. The License provides for a minimum number of units to be sold and royalties to be paid each year beginning with 2,500 units in the first year and increasing one thousand units each year through the eighth year. In the ninth year and thereafter a minimum of 110,000 were to be sold.

     In June, 1997, the Licensor agreed to add the quotas shortfall from the first year to the second year, increasing the second year quota to 5,882 units. In June, 1998, the Licensor agreed to suspend the quotas for a period of three (3) years, i.e. there would be no quotas for the Company to meet until the license year beginning June 1, 2001 at which time the quotas would start at 2,500 units per year and continue as is now set forth in the License Agreement. The licensor had the right to terminate the License if the quota in any year was not met.

     As per Note 3, the quotas have been removed from the license agreement effective January 3, 2000 in return for further territorial restrictions and issuance of voting stock.

Consulting Agreement

     The Company had a three-year consulting agreement with its Chief Consultant commencing June 1, 1996. The agreement provided for compensation of $75,000 in the first year, $80,000 in the second year and $85,000 in the final year of the agreement. Inasmuch as the Company has been unable to maintain the agreement, the Chief Consultant has waived the arrears. The agreement lapsed during 1999 and no contract extending this agreement has been signed.

Industrial Lease

     The lease on the Company's office and warehouse space expired on December 31, 2000. The Company is in negotiation to extend the lease for an additional one year term.

Penalties

     The Company is in arrears for payroll and sales taxes as set forth below:

                    Payroll taxes              $112,226
                    Sales tax                    28,405
                    Penalties
                      and interest               76,207
                                                 ------
                                               $216,838
                                               ========

Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $941,634 during the year ended December 31, 2000, and as of that date, the Companys current liabilities exceeded its current assets by $1,145,836 and its total liabilities exceeded its total assets by $1,115,935. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities by restructuring its debts and converting a substantial portion into equity and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 9. RELATED PARTY TRANSACTIONS

     During 1999 and 2000, the Company shared general overhead with Combustion Labs, Inc., a prior licensee, controlled by the Davis Family Trust and its beneficiaries who are officers of the Company. In addition, the Company licenses proprietary technology from the Davis Family Trust.

 10. PRIOR PERIOD ADJUSTMENTS

     The Company's previously issued 1998 financial statements were corrected in 1999 as a result of certain disclosures. This resulted in the following changes to accumulated deficit and the related operating results.

     Also corrected was a misstatement of capital stock issued to a prospective key employee as an inducement to join the Company. The stock was recorded but never issued inasmuch as the employee reneged and was never hired.

     In 1996 the Company acquired a license from the Davis Family Trust, the licensor, at fair market value. Due to the relationship of the officers/shareholders of the Company with the Trust, the value of the license was reduced to the licensor's basis. Consequently, the accounts presented herewith were restated to reflect the effect of that change.


                                                     Additional
                                                        Paid in       Accumulated             Net
                                                        Capital           Deficit             Loss
                                                      ---------        ----------        ----------

As previously reported, December 31, 1998              $931,349       $(859,583)         $(325,607)

Under-accrual of professional fees and
consultant fees                                              -          (26,256)           (26,256)

Effect of license valuation restatement                 124,226        (103,733)             11,617

Cancellation of unissued capital stock
                                                          -                  240                  -
                                                    -----------      ----------           ---------

As restated, December 31, 1998                       $1,055,575       $(989,332)          $(340,246)
                      === ====                       ==========       =========           =========



11. LITIGATION LOSS

     In 1999 an independent consultant filed suit against the Company to recover fees and damages of $125,000 inclusive of interest to December 31, 1999. The consultant's complaint originated from a contract to provide personal services and expertise, in the field of diesel and gasoline to natural gas conversions, on a project that occurred in 1997 and 1998 in the country of Uzbekistan. The Company contracted with the consultant at the direction and benefit of another party who was the primary contractor of the project. Although the Company has defenses against the plaintiff and will have a recovery claim against the primary contractor, it is management's opinion, supported by counsel, that a loss has been sustained in the period. Accordingly, they have accrued the loss as prescribed by Statement of Financial Accounting Standards NO. 5, Accounting for Contingencies.

                            SUPPLEMENTARY INFORMATION


                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            SUPPLEMENTARY INFORMATION
                            YEARS ENDED DECEMBER 31,

                                                   2000                 1999
                                                   ----                 ----
SCHEDULE 1 : COST OF SALES
     Inventory at beginning                    $110,830             $214,949
     Purchases and freight                      220,770              225,672
                                                -------              -------
                                                331,600              440,621
     Inventory at end                           158,335              110,830
                                                -------              -------
                  Cost of sales                $173,265             $329,791
                                               ========             ========

SCHEDULE 2: OPERATING EXPENSES
     Salaries and wages                        $161,721             $175,679
     Payroll taxes                               15,087               13,007
     Employee benefits                              584                3,211
     Consulting fees and outside services       257,574              108,053
     Rent                                        36,974               25,950
     Light, heat and power                       16,728               14,395
     Repairs and maintenance                        596                1,461
     Factory supplies and expenses                7,922               10,067
     Research and product testing                34,281                3,155
     Insurance                                   27,661               22,841
     Depreciation                                19,860               17,317
     Provision for doubtful accounts             37,144              141,156
     Royalties and patents                       32,325               15,978
     Auto and truck expense                       2,748                2,996
     Sales promotion, advertising and
        public relations                         25,924                5,847
     Professional fees                           96,764               35,910
     Travel and transportation                   66,086               47,931
     Telephone                                   16,616               13,556
     Entertainment                               10,571                4,398
     Office supplies and expense                 19,650               14,602
     Filing fees                                 21,279                    -
     Dues and subscriptions                       2,022                2,814
     Bank fees and credit card charges            7,237                1,061
     Miscellaneous expense                        9,642                  533
                                               --------             --------
              Total operating expenses         $926,996             $681,918
                                               ========             ========

SCHEDULE 3: OTHER INCOME AND EXPENSE
     Loss on litigation                       $       -             $125,000
     Interest expense                            78,233               35,489
     Interest income                               (826)              (2,476)
     Penalties on tax deficiencies               52,840                    -
                                                 ------             --------
         Total other income and expenses       $130,247             $158,013
                                               ========             ========

Exhibit 27


CIK:                                             1107955
NAME:                               Save On Energy, Inc.

PERIOD TYPE:                                        Year
FISCAL YEAR END:                              12/31/2000
PERIOD START:                                   1/1/2000
PERIOD END:                                   12/31/2000
CASH:                                             14,207
ACCOUNTS RECEIVABLE, NET:                         28,688
INVENTORY:                                       158,335
NET FIXED ASSETS:                                 51,897
TOTAL ASSETS:                                    253,127
NOTES AND LOANS PAYABLE:                         572,618
ACCRUALS AND CURRENT LIABILITIES:                774,448
NON-CURRENT LIABILITIES:                          21,996
COMMON:                                            3,406
OTHER SE:                                     (1,119,341)
TOTAL LIABILITY AND EQUITY:                      253,127
SALES:                                           288,874
COST OF SALES:                                   173,265
OTHER COSTS:                                   1,057,243
INCOME PRE-TAX:                                 (941,634)
INCOME TAX:                                            0
INCOME CONTINUING:                              (941,634)
DISCONTINUED:                                          0
EXTRAORDINARY:                                         0
CHANGES:                                               0
NET INCOME:                                     (941,634)
EPS PRIMARY:                                       (0.22)
EPS DILUTED:                                       (0.22)
RESERVE OPEN:                                          0
PROVISION CURRENT:                                     0
PROVISION PRIOR:                                       0
PAYMENTS CURRENT                                       0
PAYMENTS PRIOR:                                        0
RESERVE CLOSE:                                         0
CUMULATIVE DEFICIENCY:                                 0

PERIOD TYPE:                                 YEAR
FISCAL YEAR END:                           DEC-31-1998
 PERIOD START:                             JAN-01-1998
 PERIOD END:                               DEC-31-1998
 DEBT HELD FOR SALE:                        80,832,097
 DEBT CARRYING VALUE:                        8,899,659
 DEBT MARKET VALUE:                          9,017,950
 EQUITIES:                                           0
 MORTGAGE:                                           0
 REAL ESTATE:                                        0
 TOTAL INVEST:                              89,826,188
 CASH:                                      19,376,380
 RECOVER REINSURE:                                   0
 DEFERRED ACQUISITION:                       3,809,737
 TOTAL ASSETS:                             180,233,135
 POLICY LOSSES:                             22,717,862
 UNEARNED PREMIUMS:                                  0
 POLICY OTHER:                              74,395,205
 POLICY HOLDER FUNDS:                        8,845,829
 NOTES PAYABLE:                              8,283,884
 PREFERRED MANDATORY:                                0
 PREFERRED:                                          0
 COMMON:                                        11,495
 OTHER SE:                                  35,824,219
 TOTAL LIABILITY AND EQUITY:               180,233,135
 PREMIUMS:                                 160,784,897
 INVESTMENT INCOME:                          7,454,180
 INVESTMENT GAINS:                             210,857
 OTHER INCOME:                               1,696,690
 BENEFITS:                                 116,058,675
 UNDERWRITING AMORTIZATION:                    647,271
 UNDERWRITING OTHER:                        56,209,449
 INCOME PRETAX:                             -2,768,771
 INCOME TAX:                                 1,066,888
 INCOME CONTINUING:                         -3,835,659
 DISCONTINUED:                                       0
 EXTRAORDINARY:                                      0
 CHANGES:                                            0
 NET INCOME:                                -3,835,659
 EPS PRIMARY:                                    (.49)
 EPS DILUTED:                                    (.49)
 RESERVE OPEN:                                       0
 PROVISION CURRENT:                                  0
 PROVISION PRIOR:                                    0
 PAYMENTS CURRENT:                                   0
 PAYMENTS PRIOR:                                     0
 RESERVE CLOSE:                                      0
 CUMULATIVE DEFICIENCY: