Form 10KSB/A
period 2000-12-31
SAVE ON ENERGY INC
filed 2001-04-30
CIK 1107955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from _____________ to ____________.


                        COMMISSION FILE NUMBER 333-33134

                              SAVE ON ENERGY, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Georgia                                 58-2267238
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

            4851 Georgia Highway 85
                  Suite 211
             Forest Park,Georgia                           30050
    (Address of Principal Executive Offices)             (Zip Code)

                                 (404) 765-0131
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                           Name of Each Exchange
             Title of Each Class            on Which Registered
               -----------------           ---------------------
                     None                          None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                      NONE

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

As of December 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $0.52.

As of February 2, 2001, the registrant had outstanding 3,589,200 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        No documents are incorporated by reference into this Amendment to the Annual Report on Form 10-KSB.


                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed solely to include the information set forth in
Part III of this Report, which was omitted from the original Form 10-KSB in accordance with applicable rules and regulations. The information contained in Parts I, II and IV of this Report has been included from the original Form 10-KSB filing and has not been updated to reflect events since the date of such filing.


                           TABLE OF CONTENTS

                                                                            Page
                                     PART I                               Number

ITEM 1. Business...........................................................    1
ITEM 2. Properties ........................................................   19
ITEM 3. Legal Proceedings..................................................   19
ITEM 4. Submission of Matters to a Vote of Security Holders ...............   19

                           PART II
ITEM 5. Market for the Company's Common Stock and Related Stockholder
        Matters ...........................................................   20
ITEM 6. Management's Discussion and Analysis of Financial Condition .......   22
ITEM 7. Financial Statements ..............................................   32
ITEM 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ..............................................   32

                                    PART III
ITEM  9.Directors and Executive Officers of the Registrant ................   32
ITEM 10.Executive Compensation ............................................   33
ITEM 11.Security Ownership of Certain Beneficial Owners and Management.....   34
ITEM 12.Certain Relationships and Related Transactions ....................   34

                                     PART IV
ITEM 13.Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..   36
-------------------------

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

The primary disadvantage of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains particulate matter, visible as soot that contains unburned and partially burned fuel. These hydrocarbon emissions are a significant contributor to air pollution and to human respiratory system difficulties. This is particularly true when hydrocarbons become suspended in the atmosphere or when they come to exist in great quantity in the air at a particular location, such as major metropolitan areas. Also of significance is the fact that diesel fuel combustion produces Nitrogen Oxides (NOx), a toxin that is universally acknowledged as harmful to humans and the environment. NOx is a major known contributor to greenhouse gas formation resulting in global warming

 .

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

                Domestic U.S.

According to US Department of Transportation, there are more than 150 million licensed vehicles in the United States. Of these, 3% are diesel powered totaling over 4.5 million medium and heavy-duty vehicles in the categories listed below:

Transit Buses ...............     128,000
School Buses ................     585,000
Sanitation Trucks ...........      72,000
Dump Trucks .................     612,000
Wreckers ....................     163,000
Concrete Mixers .............      61,000
Interstate Freight Trucks ...   1,742,000
Local Freight Delivery Trucks      72,000
Retail Delivery Trucks ......   1,100,000
                                ---------
    Total                       4,535,000

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

                Non U.S. Markets

Although there can be no assurance, we expect that foreign market demand will eventually become our primary revenue generator. The tremendous medical expenses associated with air pollution provides a significant incentive to third world countries to implement cost effective solutions to combat the primary sources of pollution - diesel burning cars, buses, and trucks. Egypt, Chile, Taiwan, China, Columbia, and Australia have already begun demonstrating Save's conversion technology with successful results. Other major markets of opportunity beyond these include Mexico, Eastern Block and old Soviet Block countries, India, Pakistan, Malaysia, Thailand, Indonesia, Japan, Argentina, Brazil, and Europe.

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

                Phase III:  Future Electronic System Technology

Develop an engine OEM electronic interface control unit that will interact directly with the OEM electronic engine computer. During Y2000 and into the first quarter of Y2001, we have been developing a dual fuel conversion system for use with electronic engines. During the past few years, the trend for engine OEM's has been manufacturing electronic management systems (versus mechanical control systems) for their engines to reduce emissions. We believe that as time progresses, more and more engine OEM's will be following this trend, particularly in the U.S., Europe, and Japan. The new dual fuel conversion system for electronic engines will have fewer components, will be easier to install and program, and will have virtually no moving parts.

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

        Emissions Certifications

We currently sell dual fuel conversion systems in the U.S. and developing nations. In order to qualify for U.S. Federal and state grants and tax benefits, the reduction in polluting emissions that result from our engine modifications must be certified by independent outside agencies. The two most important regulatory agencies in the U.S. in connection with vehicle emissions are the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers from third world nations generally inquire whether our conversion system has either EPA or CARB certification knowing that such certification would provide a satisfactory standard by which to measure suitability for their own purposes. Although emissions criteria between these agencies are similar, they are neither the same nor consistent. Emission certification, verification requirements and testing protocol are variable and therefore costly for after-market equipment certifications. In some cases, testing protocol is either in flux or has not been identified. Following are two of the variations:

         (a) Varies according to engine family, horsepower, and model year.
         (b) Varies according to whether the vehicle is classified as an on-road or off-road.

                California Air Resources Board (CARB) Certification

We currently have CARB certification for our dual fuel conversion systems (Mechanical System Technology) on vehicles 1993 and older. Since CARB's regulations have changed, our CARB certification is only applicable to conversions in the State of California that will not be applying for state funding or emissions credits. Consequently, in order for us to pursue the lucrative alternative fuels grant programs available in California, we must enter new verification/certification programs. The extent of CARB verification/certification is very finite. One manufacturer's engine of a specific horsepower, manufactured during a specific range of years for a specific vehicle application is considered one verification/certification program. Example: A vehicle having a MAC E6 engine with 260 horsepower, manufactured between the years 1986 -1991, specifically for use in on-road trash trucks in California. This is one CARB verification program, which by the time a certificate is granted by CARB will cost $30,000. (Certification programs are more time and cost intensive. Final cost could reach $60,000 for one certification program.) Initially in California, there are two specific categories that we desire CARB emission verification (and possibly a third in Y2001):

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

In consideration for the License Agreement, we executed a promissory note for $150,000 (the "Promissory Note") pursuant to which we are required to pay a royalty of $21 per patent per unit sold during the life of four of the patents and $150 per unit sold on a fifth patent for a dual fuel control system (collectively, the "Original Royalties"), which amounts are subject to adjustment annually to reflect changes in the consumer price index. In accordance with the terms of the License Agreement, the Original Royalty is increased at certain points by an amount equal to $79 per patent per unit (the "Additional Royalty"). The Additional Royalty shall be payable until such time as the amount of any Additional Royalty generated from the sale of units shall aggregate $150,000 plus accrued interest calculated at the rate of 12% per annum. After such time as this amount is paid, the royalty reverts to the original royalty as adjusted to reflect increases in the consumer price index.

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

        Results of Operations

Comparison of Twelve Month Periods Ended December 31, 2000 and December 31, 1999

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                      Twelve Months Ended :
                                          December 31

                              1999         2000           1999        2000

Net Sales ............   $ 560,124    $ 288,874        100.00%     100.00%
Cost of Goods Sold ...   $ 329,791    $ 173,265         58.88%      59.98%
Gross Profit .........   $ 230,333    $ 115,609         41.12%      40.02%
Operating Expenses ...   $ 681,918    $ 926,996        121.74%     320.90%
Other Income & Expense   $ 158,013    $ 130,247         28.21%      45.09%
Income Tax ...........        --           --            0.00%       0.00%
Income (Loss) ........   ($609,598)   ($941,634)      (108.83%)   (325.97%)

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

Our revenues decreased from $560,124 in FY1999 to $288,874 in FY200. This decrease was due mainly to our focus away from sales and towards perfecting and certifying our technology and raising capital. There was only a very minor change in our Cost of Goods Sold and our Gross Profit between the two periods.

Our Operating Expenses rose by $245,078 between FY1999 and FY2000. This was due in large part to a significant increase in our consulting charges, which rose by $149,521 as a result principally of fees associated with our financing activities, an increase in our rental charges from $25,950 to $36,974 due principally to additional space we leased for operations, an increase in our research, development and product testing expenses from $3,155 to $34,281 due primarily to our drive-by-wire and L10 projects, an approximate doubling of our royalty and patent charges from $15,978 to $32,325 principally due to increased sales of our kits subject to our License Agreement with the Davis Family Trust, a 443% increase in our sales promotion, advertising and public relations expenditures from $5,847 to $25,924 due to our increased and expanded marketing activities, an increase in professional fees from $35,910 to $96,764 due principally to costs incurred in relation to the preparation and filing of our SB-2 registration statement covering the resale of certain outstanding securities.

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

Net cash used in operating activities was $259,148 in fiscal 1999 and $467,880 in fiscal 2000. Cash used in operating activities in fiscal 1999 primarily resulted from a net loss of $609,598 plus a decrease of $67,886 in accounts payable offset by net cash generated by depreciation and amortization of $17,317, a decrease in accounts receivable of 69,395, a reduction in inventory of $104,119, a decrease in notes receivable of $66,228, and increases of $32,684, 125,000 and 3,598, in taxes payable, accrued litigation loss and accrued expenses, respectively. For fiscal 2000, cash used in operating activities primarily resulted from a net loss of $941,634 plus increases of $5,915 in accounts receivable and $47,505 in inventories, offset by an increases in accounts payable, taxes payable and accrued expenses of $484,814, a decrease of $22,500 in notes receivable as well as depreciation and amortization of $19,860.

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

Our Auditors Have Determined That There is Uncertainty As To Our Ability to Continue As A Going Concern.

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

We Have Limited Resources To Devote To Product Development And
Commercialization.

Our strategy is to further develop our Electronic System Technology and to pursue our Stationary System Technology Initiative. We believe that our revenue growth and profitability, if any, will substantially depend upon our ability to:

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

The Lack Of Current Dealers Limits Our Ability To Market Our Products.

As of the date hereof, we are distributing our products exclusively through our offices in Forest Park, Georgia and 12 independent dealers. We intend to establish a network of dealers both domestically as well as internationally through which we will market and sell our products. However, there can be no assurance that we will be able to negotiate and enter into satisfactory dealer agreements or, if negotiated and concluded, that such dealers will employ qualified or competent personnel or that they will be able to obtain effectively distribute our products. Until such time as we can establish a strong network of domestic and international dealers, if ever, we must continue to rely on our in-house staff and executives in our Forest Park office to develop a sales base for our products.

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

We Do Not Have Patent Or Other Intellectual Property Protection In Many Countries Which Are Potentially Very Important Markets For Us.

Our products are most valuable in parts of the world having the worst air pollution problems. Many cities and areas throughout the world which have the worst air pollution problems are developing and/or third-world countries. Although these countries represent very significant and important markets for us, we do not currently have patent or other intellectual property protection in many of these places. Moreover, given the legal systems in certain of these countries, the ability to effectively pursue infringement initiatives or remedies even if we had or were able to obtain such protection, could be very limited. Any copying, reverse engineering or other unauthorized use of our technology in one or more of these countries could result, directly or indirectly, in a very significant loss of economic opportunity for us. Any such loss could have a materially adverse effect on our business and prospects.

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

          o    the performance of our dealers; and

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

We May Issue Preferred Stock With Certain Preferences May Depress Market Price Of The Common Stock.

The Board of Directors may designate a series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock, if previously issued, voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of our Common Stock even prior to any such designation or issuance of preferred stock. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of Save or other take-over attempt and could adversely materially affect the rights of holders of shares of our Common Stock.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers and their ages as of January 2001 are as follows:

Name                    Age      Position and Office Held
Robby E. Davis          31       President, Chief Executive Officer and Director
Ricky Davis             38       Chief Financial Officer and Treasurer
Jeffrey F. Davis        36       Vice President, Secretary and Director
Edward C. Kramer        49        Director

Each of the above individuals, became an officer and director of Save in connection with its organization, except Edward C. Kramer who became a director in 1998. The term of office of each officer and director is one year and until his successor is elected and qualified.

        Biographical Information

Set forth below is certain biographical information for each of the Company's officers and directors.

Robby E. Davis. President, Chief Executive Officer and Director since 1996. Prior to the formation of Save, Mr. Davis was employed by Combustion Labs, Inc. for 10 years as a senior technician installing natural gas and dual fuel conversion kits in diesel and gasoline vehicles. He is an ASSE Certified Natural Gas Technician and has attended numerous business and technical seminars. Davis studied Business Administration at Clayton State College.

Ricky Davis. Chief Financial Officer and Treasurer since 1996. Prior to joining Save, Mr. Davis was employed by Combustion Labs, Inc. for three years as a technician working with gasoline to natural gas conversions, for four years as the Office Manager of a large mechanical contractor and ran his own mechanical/electrical contracting business for 6 years. He studied Business Management and Marketing at Griffin Area Tech, and has attended many seminars on computer operations and accounting.

Jeffrey F. Davis. Vice President, Secretary and Director since 1996. Prior to joining Save, Mr. Davis was employed by Clayton County, Georgia, working primarily in the transportation and development group. He holds an AA degree in Business Administration from Clayton State College where he was named to the deans list.

Edward C. Kramer. Director since 1998. Mr. Kramer is a partner of the New York law firm of Kramer & Kramer. He received an A.B. degree from the University of Pennsylvania in 1973 and a J.D. degree from the Columbia University School of Law in 1976. He first became admitted to the New York Bar in 1977 and is admitted to practice in the Southern and Eastern Districts of New York, the Second Circuit Court of Appeals and the Supreme Court. Since 1991, Mr. Kramer has practiced law as a partner in the New York City based law firm of Kramer & Kramer, LLP.

        Significant Consultant

Frank Davis. Product Research and Development Coordinator since 1996. Mr. Davis presently serves in a consulting capacity and is responsible for certain technical development, including the drive-by-wire engine conversion kits, as well as many general business and strategic matters. In 1980, he founded, and until 1996 served, as Chief Executive Officer of Combustion Labs, Inc., where he conducted research and development related to converting gasoline and diesel engines to run on natural gas or bifuel. Frank Davis is the father of Robby F. Davis, Jeffrey Davis and Ricky Davis. In the first quarter of 2000, Patricia Davis, wife of Frank Davis, received 100,000 shares of common stock in satisfaction of consulting fees we owed him.

ITEM 10.   EXECUTIVE COMPENSATION.

The Company did not have any executive officers whose annual compensation was more than $100,000 for the fiscal year ended December 31, 2000. The Board of Directors and stockholders of the Company have ratified and approved the Electronic Fuel Control, Inc. 1996 Stock Option Plan (the "Plan") for which the Company has reserved 500,000 shars of Common stock for issuance upon the exercise of qualified and non-qualified stock options granted under the Plan to employeees, advisors, consultants and Directors of the Company at prices and on terms which have not been determined. As of December 31, 2000 no options had been issued under the Plan.

The following table sets forth summary information regarding compensation paid by the Company for the years ended December 31, 1998, 1999 and 2000 to the chief executive officer of the Company.


                                                                    Other Annual
Name and Principal Position           Year       Salary     Bonus   Compensation
---------------------------           ----       ------     -----   ------------

Robby E. Davis                        2000      $41,965    $2,000        0
   President and Chief Executive      1999      $39,811    $2,000        0
   Officer                            1998      $40,197    $1,500        0

        Director Compensation

We do not currently maintain any policy for compensating, or reimbursing expenses to, non-officer directors for attendance at meetings, and no non-officer directors received any such compensation or expense reimbursement.

        Information Concerning Stock Options

The Company did not grant stock options to the named executive officers during the fiscal year ended December 31, 2000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 24, 2001, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record, or who are known to own beneficially, more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and officers as a group. On April 24, 2001, the Company had 3,589,200 shares of common stock issued and outstanding. Unless otherwise indicated, the address of each stockholder is the address of the Company, which is 4851 Georgia Highway 85 Suite 211 Forest Park, Georgia 30050.

                                                                      Percent of
Name                                       Number of Shares      Outstanding
                                                                    Common Stock
Directors, Nominees and Named Executive
Officers:
Robby E. Davis (1).....................        357,000               9.95%
Jeffrey Davis (1)......................        357,000               9.95%
Ricky Davis (1)........................        357,000               9.95%
Edward C. Kramer.......................              0                 0%
Officers and Directors as a group
(four persons).........................      1,071,000              29.85%

5% Stockholders:
Davis Family Trust (2).................        358,000               9.97%
   c/o Mark Crouch - Trustee
   P.O. Box 5 02287
   Atlanta, GA  31150
Kerry Davis (1).......................         357,000               9.95%
Lanier M. Davenport (3)................        300,000               8.36%
   P.O. Box 178
   Lookout Mountain, TN 37350
Success Unlimited......................        203,200               5.66%
--------------------------------------

(1) Robby E. Davis, Jeffrey Davis, Ricky Davis, and Kerry Davis are siblings and children of Frank Davis, consultant to Save, and each disavows beneficial ownership of, or control over, the shares of common stock owned by their parents and siblings.

(2) All members of the Davis family associated with Save disavow beneficial ownership or control over this trust.

(3) An additional 120,000 shares are held equally (40,000 shares each) in the names of Starr S. Davenport c/f Lanier M. Davenport, Jr., Starr S. Davenport c/f Sarah Byrd Davenport and Starr S. Davenport c/f Steven Ray Davenport, all of which beneficial ownership is disavowed by Lanier M. Davenport.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Licensing Agreement with the Davis Family Trust

All of the technology, know-how, devices and apparatus embodied in the patents and incorporated into the various products sold by us were developed and patented by Frank Davis or Frank Davis and Robby E. Davis and assigned to the Davis Family Trust, an irrevocable trust established by Mr. Davis for the benefit of his family and which is administered by an independent third party. Pursuant to an agreement dated May 13, 1996, the trust granted a license to us to exploit the patents throughout certain territories for the life of the patents, seventeen years, plus any extension thereof, including the right to market and sell any and all products developed therefrom or to grant, licenses to others to manufacture and sell any such products, subject to the approval of the trustee of the trust (the "License Agreement").

In consideration for the License Agreement, we executed a promissory note for $150,000 (the "Promissory Note") pursuant to which we are required to pay a royalty of $21 per patent per unit sold during the life of four of the patents and $150 per unit sold on a fifth patent for a dual fuel control system (collectively, the "Original Royalties"), which amounts are subject to adjustment annually to reflect changes in the consumer price index. In accordance with the terms of the License Agreement, the Original Royalty is increased at certain points by an amount equal to $79 per patent per unit (the "Additional Royalty"). The Additional Royalty shall be payable until such time as the amount of any Additional Royalty generated from the sale of units shall aggregate $150,000 plus accrued interest calculated at the rate of 12% per annum. After such time as this amount is paid, the royalty reverts to the original royalty as adjusted to reflect increases in the consumer price index.

To date, the License Agreement has been amended twice. First, on June 18, 1998, to provide that the $150,000 promissory note would be satisfied by the payment of $42,576.10 on July 31, 1998 and the delivery to the trust of 108,000 shares of our common stock. Second, on January 3, 2000, in consideration of 250,000 shares of our common stock, the License Agreement was amended to (i) restrict the license rights to the United States, Canada, Mexico and Egypt, and (ii) eliminates all quotas as specified in the original agreements.

        Relationship with Kramer & Kramer, LLP

Edward Kramer, a member of our Board of Directors, is a partner in the law firm of Kramer & Kramer, LLP. In connection with the rendering of past services by Kramer & Kramer, and as of April 27, 2001, we were in discussions with Mr. Kramer regarding an issuance of common stock, the precise number of shares of which has not yet been determined.

        Agreement with International Fuel Systems, Inc.

On June 24, 1999, we entered into a certain agreement (the "IFS Agreement") with International Fuel Systems, Inc., a Tennessee corporation ("IFS") owned or otherwise controlled by Lanier M. Davenport, an individual who owned, as of April 24, 2001, 300,000 shares of Save common stock. The IFS Agreement was amended as of January 7, 2000, and ,as amended, provided for (i) an issuance by the Company of 600,000 shares of our common stock to various designees of IFS, together with both piggy-back and demand registration rights, (ii) a purchase by IFS of an additional 200,000 shares of our common stock at a price of $0.75 per share, such shares to be issued to various designees of IFS, and such funds to be applied to the repayment of certain then outstanding debt owed by us pursuant to certain notes, and (iii) IFS agreed to attempt to identify and secure OEM customers for our products in exchange for which it would have received certain additional common stock issuances (which never occurred).

All of the shares issued under the IFS Agreement have been registered pursuant to the SB-2 filed by us January 16, 2001.

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

                                   Signatures

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report on 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


SAVE ON ENERGY, INC.



By:_/S/_Robby E. Davis______
   -------------------------

Name: Robby E. Davis

Title:   President


Date: April 27, 2001


 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date


_/S/___Robby E. Davis_   President,  Chief Executive Officer      April 27, 2001
----------------------
Robby E. Davis        (principal executive officer) and Director)

_/S/__Jeffrey F. Davis   Vice President, Secretary and Director   April 27, 2001
----------------------
Jeffrey F. Davis


_/S/__Ricky Davis____   Treasurer, Chief Financial Officer and    April 27, 2001
---------------------   Director
Ricky Davis

                              SAVE ON ENERGY, INC.

                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                      (A COMPANY IN THE DEVELOPMENT STATE)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                              SAVE ON ENERGY, INC.
                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



Report of Independent Accountants

Financial Statements

      Balance Sheets                             Exhibit "A"

      Statements of Operations                   Exhibit "B"

      Statement of Stockholders' Equity          Exhibit "C"

      Statements of Cash Flows                   Exhibit "D"

Notes to Financial Statements

Supplementary Information

      Cost of Sales                              Schedule "1"

      Operating Expenses                         Schedule "2"

      Other Deductions                           Schedule "3"

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


                                    JACK KANE & COMPANY, P.C.




March 23, 2001

                                   EXHIBIT "A"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                                  DECEMBER 31,




                                     ASSETS

                                                               2000       1999
                                                           --------   --------

Current assets
     Cash                                                  $ 14,207   $135,766
     Accounts receivable, net (Note 2)                       28,688     22,773
     Inventory                                              158,335    110,830
                                                           --------   --------
                                    Total current assets    201,230    269,369
                                                           --------   --------

Property, plant and equipment
     Equipment and leasehold improvements                   130,335     91,624
     Less: accumulated depreciation                          78,438     58,578
                                                           --------   --------
                                    Net fixed assets         51,897     33,046
                                                           --------   --------

Other assets
     Long term notes receivable                                --       22,500
     Licenses, (Note 3)                                        --         --
                                                           --------   --------
                                    Total other assets         --       22,500
                                                           --------   --------

                                    Total assets           $253,127   $324,915
                                                           ========   ========







The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "A"
                                   (Continued)
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2000           1999
                                                                -----------    -----------

Current liabilities
     Notes and loans payable (Note 4)                           $   572,618    $   443,500
     Accounts payable                                               250,826         39,569
     Taxes payable                                                  216,838         80,558
     Accrued loss on litigation (Note 11)                           125,000        125,000
     Accrued expenses                                               181,784         44,507
                                                                -----------    -----------
                                    Total current liabilities     1,347,066        733,134
                                                                -----------    -----------

Non-current liabilities
     Non-current portion of notes and loans payable
     (Note 4)                                                        21,996           --
                                                                -----------    -----------

Commitments and contingencies (Note 8)                                 --             --

Stockholders' equity (Note 7)
     Preferred stock, $.01 par value,
     authorized 5,000,000 shares, none issued                          --             --
     Common stock, $.001 par value,
     authorized 20,000,000 shares,
     3,406,000 and 2,136,000 shares issued                            3,406          2,136
     Additional paid in capital                                   1,421,223      1,188,575
     Deficit accumulated during the development stage            (2,540,564)    (1,598,930)
                                                                -----------    -----------

                                    Total stockholders'
                                    (deficit) equity             (1,115,935)      (408,219)
                                                                -----------    -----------

                                    Total liabilities and
                                    stockholders' equity        $   253,127    $   324,915
                                                                ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "B"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,




                                                            2000           1999
                                                     -----------    -----------

Sales                                                $   288,874    $   560,124

Cost of sales (Schedule "1")                             173,265        329,791
                                                     -----------    -----------

                                    Gross profit         115,609        230,333

Operating expenses (Schedule "2")                        926,996        681,918
                                                     -----------    -----------

                                    Operating loss      (811,387)      (451,585)

Other income and expense (Schedule "3")                  130,247        158,013
                                                     -----------    -----------

                                    Net loss         $  (941,634)   $  (609,598)
                                                     ===========    ===========

Net loss per weighted average share, basic           $      (.22)   $      (.20)
                                                     ===========    ===========

Net loss per weighted average share, diluted         $      (.22)   $      (.20)
                                                     ===========    ===========

Weighted average shares, basic                         4,199,051      2,972,400

Weighted average shares, diluted                       4,516,804      3,033,530









The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "C"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  DECEMBER 31,


                                                                               Deficit
                                                                             Accumulated
                                     Common                    Additional      During
                                      Stock                    Paid - in     Development
                                     Shares        Amount       Capital         Stage

Balance, January 1, 1999           2,136,000   $     2,136   $ 1,055,575   $  (989,332)
Increase in additional paid in
capital                                 --            --         133,000          --
Net loss                                --            --            --        (609,598)
                                               -----------   -----------   -----------

Balance, December 31, 1999         2,136,000         2,136     1,188,575    (1,598,930)

Increase in additional paid in
capital                            1,270,000         1,270       232,648          --
Net loss                                --            --            --        (941,634)
                                               -----------   -----------   -----------

Balance, December 31, 2000         3,406,000   $     3,406   $ 1,421,223   $(2,540,564)
                                 ===========   ===========   ===========   ===========



Additional disclosure for
development stage companies

    Common stock issued:
    At par                         1,536,000         $1,53    $       -0-
    For services                     886,000           886        99,914
    From private offering            984,000           984     1,321,309
                                  -----------   -----------   -----------

                                   3,406,000   $     3,406   $ 1,421,223
                                  ===========   ===========   ===========







The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "D"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDING DECEMBER 31,



                                                              2000         1999
                                                         ---------    ---------
Cash flows from operating activities
     Net loss                                            $(941,634)   $(609,598)
     Adjustments to reconcile net loss to net cash
     (used in) operating activities:
         Depreciation and amortization                      19,860       17,317
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net    (5,915)      69,395
         (Increase) decrease in inventory                  (47,505)     104,119
         Decrease in long term notes receivable             22,500       66,228
         Increase (decrease) in accounts payable           211,257      (67,886)
         Increase in taxes payable                         136,280       32,684
         Increase in accrued litigation loss                  --        125,000
         Increase in accrued expenses                      137,277        3,593
                                                         ---------    ---------

                                Net cash used in
                                  operating activities    (467,880)    (259,148)
                                                         ---------    ---------

Cash flows from investing activities
     Purchase of fixed assets                              (38,711)        --
                                                         ---------    ---------






The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "D"
                                   (Continued)
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                     2000           1999
                                                              -----------    -----------
Cash flows from financing activities
     Proceeds from convertible loans                              230,000        150,000
     Payment of notes payable                                    (153,500)          --
     Net proceeds from equipment loan                              26,948           --
     Proceeds from short term working capital loans                39,666           --
     Increases in line of credit                                    8,000         90,000
     Increase in additional paid in capital                       232,648        133,000
     Issuance of capital stock                                      1,270           --
                                                              -----------    -----------

                                    Net cash provided by
                                    financing activities          385,032        373,000
                                                              -----------    -----------

                                    Net (decrease) increase
                                    in cash                      (121,559)       113,852

Cash, at beginning                                                135,766         21,914
                                                              -----------    -----------

Cash, at end                                                  $    14,207    $   135,766
                                                              ===========    ===========

Supplementary information

Cash paid during the year for
     Interest                                                 $    22,221    $    29,290
     Income taxes                                                    --             --

Additional disclosure for development state companies
     Cumulative amounts since inception
         Net cash used in operating activities                $(1,701,940)   $(1,234,060)
         Net cash used in investing activities                   (132,536)       (93,825)
         Net cash provided by financing activities              1,848,683      1,463,651
                                                              -----------    -----------

                                                              $    14,207    $   135,766
                                                              ===========    ===========


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

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

                                                       2000      1999
                                                    -------   -------
            Accounts receivable                     $35,838   $23,218
            Interest receivable                        --       4,180
            Other receivable                           --         375
                                                    -------   -------
                                                     35,838    27,773
            Less: allowance for doubtful accounts     7,150     5,000
                                                    -------   -------
                                                    $28,688   $22,773
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

The promissory note was marked paid and returned on June 18, 1998 inconsideration o an issuance of 108,000 shares of the Company's stock.

The license agreement was amended on January 3, 2000. The amendment Restricts the license rights to the United States, Canada, Mexico and Egypt, and eliminates all quotas as specified in the original agreements. In exchange for this amendment the Company issued 250,000 shares of voting stock to the Trust.

4. NOTES AND LOANS PAYABLE

An analysis of notes and loans payable is set forth below:

                                                                              2000       1999
                                                                          --------   --------
A. Revolving loan payable to Peachtree National Bank, dated 1998 plus interest at 8/75%, renewed in 1999 at 10.5% per annum and 2000 at prime plus 2% per annum. The bank holds security interest in the Company's equipment, accounts receivable and
share in the company stock                                                $148,000   $140,000

B. Convertible notes payable to holders of Warrants, dated 1998, plus interest at 9% convertible at $4.00 per share paid in the
year ended December 31, 2000                                                   -0-    153,500

C. Convertible notes dated 2000 and 1999 plus interest at 12%
convertible at $.75 per share, payable in one year.  The Company
has defaulted on notes issued in 1999 in the amount of $150,000            380,000    150,000

D. Equipment loan dated 3/28/00 plus interest at 13% payable in
60 equal monthly installments of $681 due 2/28/05                           26,948        -0-

E. Short term working capital loans from shareholders and related
parties, interest at fair market rates                                      39,666        -0-
                                                                          --------   --------

                                                                          $594,614   $443,500
                                                                          ========   ========

5 INCOME TAXES

Deferred tax assets are summarized as follows:

                                                            Net
                                      Allowance       Operating
                                      For                  Loss
                                      Bad Debts   Carryforwards        Total
Balance at December 31, 1998
 as previously reported              $    30,600    $   337,300   $   367,900

Change during 1999                       (28,600)       237,700       209,100
                                     -----------    -----------   -----------
Balance at December 31, 1999               2,000        575,000       577,000
Change during 2000                           860        438,340       439,200
                                     -----------    -----------   -----------
                                           2,860      1,013,340     1,016,200
Valuation allowance                        2,860      1,013,340     1,016,200
                                     -----------    -----------   -----------

Balance at December 31, 2000               $ -0-          $ -0-         $ -0-
                                     ===========    ===========   ===========


The Company's net operating loss carry forwards of approximately $2,263,200 expire as follows:

                  Year       Amount
                         ----------
                  2011   $  246,500
                  2012      263,500
                  2013      339,000
                  2014      480,000
                  2015      934,200
                         ----------
                         $2,263,200

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

Penalties
The Company is in arrears for payroll and sales taxes as set forth below:

              Payroll taxes    $112,226
              Sales tax          28,405
              Penalties
                and interest     76,207
                               --------
                               $216,838
                               ========


Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss of $941,634 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $1,145,836 and its total liabilities exceeded its total assets by $1,115,935. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities by restructuring its debts and converting a substantial portion intoequity and issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


                                               Additional
                                                  Paid in   Accumulated
                                                  Capital       Deficit     Net Loss
                                                  -------    ----------   ----------

As previously reported, December 31, 1998      $  931,349   $ (859,583)   $ (325,607)

Under-accrual of professional fees and
consultant fees                                      --        (26,256)      (26,256)

Effect of license valuation restatement           124,226     (103,733)       11,617

Cancellation of unissued capital stock               --            240          --
                                               ----------   -----------   ----------
As restated, December 31, 1998                 $1,055,575   $ (989,332)   $ (340,246)
                                               ==========   ==========    ==========

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

                            SUPPLEMENTARY INFORMATION


                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            SUPPLEMENTARY INFORMATION
                            YEARS ENDED DECEMBER 31,
                                                              2000         1999
                                                         ---------    ---------
SCHEDULE "1" : COST OF SALES
     Inventory at beginning                              $ 110,830    $ 214,949
     Purchases and freight                                 220,770      225,672
                                                         ---------    ---------
                                                           331,600      440,621
     Inventory at end                                      158,335      110,830
                                                         ---------    ---------
                  Cost of sales                          $ 173,265    $ 329,791
                                                         =========    =========

SCHEDULE "2": OPERATING EXPENSES
     Salaries and wages                                  $ 161,721    $ 175,679
     Payroll taxes                                          15,087       13,007
     Employee benefits                                         584        3,211
     Consulting fees and outside services                  257,574      108,053
     Rent                                                   36,974       25,950
     Light, heat and power                                  16,728       14,395
     Repairs and maintenance                                   596        1,461
     Factory supplies and expenses                           7,922       10,067
     Research and product testing                           34,281        3,155
     Insurance                                              27,661       22,841
     Depreciation                                           19,860       17,317
     Provision for doubtful accounts                        37,144      141,156
     Royalties and patents                                  32,325       15,978
     Auto and truck expense                                  2,748        2,996
     Sales promotion, advertising and public relations      25,924        5,847
     Professional fees                                      96,764       35,910
     Travel and transportation                              66,086       47,931
     Telephone                                              16,616       13,556
     Entertainment                                          10,571        4,398
     Office supplies and expense                            19,650       14,602
     Filing fees                                            21,279         --
     Dues and subscriptions                                  2,022        2,814
     Bank fees and credit card charges                       7,237        1,061
     Miscellaneous expense                                   9,642          533
                                                         ---------    ---------
                  Total operating expenses               $ 926,996    $ 681,918
                                                         =========    =========




SCHEDULE "3": OTHER INCOME AND EXPENSE
     Loss on litigation                                  $    --      $ 125,000
     Interest expense                                       78,233       35,489

     Interest income                                          (826)      (2,476)
     Penalties on tax deficiencies                          52,840         --
                                                         ---------    ---------
                  Total other income and expenses        $ 130,247    $ 158,013
                                                         =========    =========