Form 10QSB
period 2001-03-31
SAVE ON ENERGY INC
filed 2001-05-21
CIK 1107955

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to

                        Commission file number: 333-33134


                              Save On Energy, Inc.
             (Exact Name Of Registrant As Specified In Its Charter)


                    Georgia                            58-2267238
       (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)             Identification No.)


                             4851 Georgia Highway 85
                                    Suite 211
                           Forest Park, Georgia 30050
                    (Address of Principal Executive Offices)

                                 (404) 765-0131
                         (Registrant's Telephone Number)


Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, the registrant had outstanding 5,832,786 shares of common stock.

                      SAVE ON ENERGY, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                      For the quarter ended March 31, 2001




     PART I FINANCIAL INFORMATION                                      Page

Item 1   Financial Statements                                            1

Item 2   Management's Discussion and Analysis or Plan of Operation       1

     PART II   OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                       13

Item 6   Exhibits and Reports on Form 8-K                                15

SIGNATURE                                                                16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Registrant's reviewed financial statements covering the three month period ending March 31, 2001 are filed herewith following the signature page.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read together with the reviewed financial statements of Save which are included as Item 1 in this Form 10-QSB. The following discussion contains certain forward-looking statements regarding Save's expectations for its business and its capital resources. The following is management's discussion and analysis of significant factors which have affected the financial position and operations of the Company during the three months ended March 31, 2001 ("Q1 2001"). This discussion may also include events which occurred subsequent to the end of Q1 2001 and contains both historical and forward-looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this Item 2 of this Form 10-QSB.

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

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                         Three Months Ended: March 31

                                  2000         2001        2000        2001
                                  ----         ----        ----        ----
Net Sale                        $52,727     $  80,593     100.00%     100.00%
Cost of Goods Sold             $ 24,817     $  36,603      47.1%       45.4%
Gross Profit                   $ 27,910     $  43,990      52.9%       54.6%
Operating Expenses             $246,846      $259,923     468.2%      322.5%
Other Income & (Expense        ($11,936)     ($16,926)    (22.6%)     (21.0%)
Income (Loss)                 ($230,872)    ($232,859)   (437.9%)    (288.9%)

         Results of Operations

Our earnings before interest, taxes, depreciation, and amortization (EBITDA) for Q1 2001 was a loss of approximately $213,981, which represented a decrease as compared to the same three month period ending March 31, 2000 ("Q1 2000"). This loss includes non-cash expenses/charges recorded during the period. We recognized non-cash expenses/charges of $231,671 relating to the conversion of nine promissory notes with original conversion prices of $0.75 per share but which were each actually converted in their entirety, including the interest thereon, at prices ranging from $0.57 to $0.77 per share, $219,171 relating to 662,000 common shares issued to individuals for consulting and legal services, $6,250 relating to a warrant to purchase up to 100,000 shares of our common stock issued to Peter Peterson for consulting services pursuant to the Aspen Capital Parterns consulting agreement annexed hereto as Exhibit 10.1, and $6,250 relating to a warrant to purchase up to 100,000 shares of our common stock issued to a law firm in consideration of legal services.

         Revenues

Revenues from the sale of our conversion kits are recognized when the product is shipped. Our patented technology is licensed from the Davis Family Trust to which we are currently required to pay a royalty fee of $21 per patent per unit sold (for each of four patents) and $154 per unit for the fifth patent, all as adjusted annually based on the consumer price index. Due to our shortage in working capital, we are significantly in arrears on the royalty payments due under such licensing agreement.

Our revenues during Q1 2001 resulted primarily from sales of our Dual Fuel Diesel conversion kits. We sold 7 such conversion kit units during Q1 2001, at $5,200 each. Our remaining revenues resulted from the sale of replacement parts, forklift conversions and consulting fees.

Gross revenues increased from $52,727 during Q1 2000 to $80,593 in Q1 2001. This increase was due mainly to increased sales of diesel kits and replacement parts to our existing base of customers.

         Cost of Sales

Our cost of sales consists primarily of purchases of components or inventory used in assembling kits and parts for sale. Our cost of sales increased from $24,817 during Q1 2000 to $36,603 during Q1 2001. This increase was due mainly to increased volume of kit and part sales.

Our direct costs and manufacturing overhead remained fairly steady between Q1 2000, when it was 52.9% of gross revenues and Q1 2001 when it was 54.6% of such figure. The primary reason for this was stability in our cost of purchase and consistency in our cost of warranty claims.

         Sales, General and Administrative Expenses

Operating expenses for Q1 2001 include approximately $135,000 in non-cash expenses/charges for stock and warrants issued for services (see "Results of Operations" above).

Our operating expenses increased from $246,846 during Q1 2000 to $259,923 in Q1 2001. This increase was due mainly to increases in outside consulting costs associated with raising capital and increased premises expenses. These increases were balanced by a 40% reduction in employment costs due to a trimmed staff, reduction in various sales costs due to our current liquidity, reduction in professional fees due to increased costs in the prior year associated with registration efforts, a reduction in first quarter research and development expenditures (until we obtain additional funding) and reduction in reserve for bad debts due to a smaller reserve based on receivables outstanding.

         Liquidity and Capital Resources

The following table sets forth certain balance sheet items as of the period ending date indicated:

                                                  As of March 31

                                          2000                   2001
                                          ----                   ----
Current Assets                         $ 204,189               $166,487
Fixed Assets                            $ 35,528                $46,564
Current Liabilities                    $ 682,390               $750,420
Long-Term Liabilities                  $       0                $20,655
Equity (Deficit)                       ($420,173)             ($558,024)

As of March 31, 2001, Save had $166,487 in current assets, $750,420 in current liabilities and a accumulated deficit of $(2,773,423). We had a net loss of $(232,859) for Q1 2001. Operating expenses for Q1 2001 included approximately $135,000 in non-cash expenses/charges related to stock and other securities issued for services (see "Results of Operations" above). Negative cash flow for the period was $(11,467).

During Q1 2001, we financed our operations primarily through private sales of common stock, borrowings under our revolving line of credit with Peachtree National Bank, and, to a limited extent, revenues derived from the sale of our products.

Currently the company borrows money from its primary bank on a line of credit in the amount of $150,000 at an annual rate of prime plus two percent. The company has a secured borrowing on a vehicle used in deliveries and for research activities. This loan is for a period of 5 years due in 2005 at a 13% interest rate per annum.

The company has converted certain liabilities to equity by the issuance of common stock. The effect of these conversions has been to reduce our accumulated deficit by the amount of $545,449.

Net cash used in operating activities was $(222,982) in Q1 2000 and $(105,622)in Q1 2001. Cash used in operating activities in Q1 2000 primarily resulted from a net loss of $(230,872) a decrease of $(17,509) in accrued expenses and an increase in accounts receivable of $10,991, offset by net cash generated by depreciation and amortization of $3,997, a reduction in inventory of $12,127, an increase in accounts payable of $6,944 and an increase of $13,322 in taxes payable. For Q1 2001, cash used in operating activities primarily resulted from a net loss of $(232,859), a decrease of $(63,892) in accounts payable and $(83,983) in accrued expenses, offset by a decrease in accounts receivable and inventory of $3,464 and $19,812 respectively, an increase of taxes payable of $14,832 as well as non-cash reconciling items to net loss of depreciation and amortization of $5,333 and common stock issued for services of $231,671.

As of March 31, 2001, the Company had $2,740 in cash. As shown in the accompanying financial statements, and as of March 31, 2001, the Company's current liabilities exceeded its current assets by $583,933 and its total liabilities exceeded its total assets by $558,024. These factors continue to create an uncertainty about the Company's ability to continue as a going concern.

In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions.

The Company believes that through a combination of outside sources of capital and revenues generated from sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital will prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

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

         RISKS ASSOCIATED WITH OUR BUSINESS

We  Need To Obtain Financing In Order to Pursue Our Business Plan.

We have incurred negative cash flow from operations since inception. We do not expect to generate positive cash flow sufficient to fund our operations in the near term. We believe that our available cash, cash from operations and available borrowings will be insufficient to satisfy our projected cash requirements through 2001. Thus, we currently need to raise additional capital to repay existing debt, fund our research and development, manufacturing, sales and marketing activities, and we are currently seeking to obtain such financing. Our future liquidity and capital requirements will depend on numerous factors, including:

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

We Have A History Of Losses And May Never Achieve Profitability.

We have incurred net losses since our inception. At March 31, 2001, our accumulated deficit was $2,773,423. We anticipate that we will continue to incur additional operating losses in the near to mid-term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

Our Auditors Have Determined That There is Uncertainty As To Our Ability to Continue As A Going Concern.

Our auditors, Jack Kane & Company, P.C., have included a footnote in the reviewed financial statements which they have prepared and which are included as Item 1 of this Form 10-QSB that calls into question our ability to operate as a going concern. Their conclusion is drawn from the fact that we incurred a net loss of $232,859 during the three month period ending March 31, 2001, and, as of that date, our total liabilities exceeded our total assets by $558,024. Although we are currently pursuing appropriate financing alternatives in an effort to strengthen our financial condition, we cannot assure you that any such financing will be obtained or that, if obtained, it will be on terms which are favorable.

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

A Public Market For Our Shares May Not Be Sustained And The Price May Fluctuate.

Our stock is publicly traded on the OTC Bulletin Board maintained by NASDAQ under the symbol "SOEI". The closing bid price as of May 4, 2001 was $0.51. There can be no guarantee that such price or the current price can be maintained or be expected to increase in value. We intend to apply to have our common stock approved for quotation on the NASDAQ SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As of the date hereof, however, the Company is not eligible for inclusion on NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the NASDAQ application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

The following were private issuances of securities by the Company in transactions not involving a public offering and which were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

As of February 2001, we issued 56,000 shares of common stock to John Connelly from the conversion of a promissory note in the face value of $25,000, plus accrued interest through the date of conversion.

As of February 2001, we issued 56,000 shares of common stock to William Ashby from the conversion of a promissory note in the face value of $25,000, plus accrued interest through the date of conversion.

As of February 2001, we issued 118,000 shares of common stock to Brian Haynes from the conversion of a promissory note in the face value of $50,000, plus accrued interest through the date of conversion.

As of February 2001, we issued 112,000 shares of common stock to Michael Orr from the conversion of a promissory note in the face value of $50,000, plus accrued interest through the date of conversion.

As of February 2001, we issued 56,000 shares of common stock to Du Puy, Inc.from the conversion of a promissory note in the face value of $25,000, plus accrued interest through the date of conversion.

As of February 2001, we issued 56,000 shares of common stock to Marie Louise Akesson from the conversion of a promissory note in the face value of $25,000, plus accrued interest through the date of conversion.

As of February 2001, we issued 18,667 shares of common stock to Jetway Management Company, Ltd. from the conversion of a promissory note in the face value of $12,500, plus accrued interest through the date of conversion.

As of February 2001, we issued 18,667 shares of common stock to Canecom Investment Company, Ltd.from the conversion of a promissory note in the face value of $12,500, plus accrued interest through the date of conversion.

As of February 2001, we issued 183,200 shares of common stock to Success Unlimited from the conversion of a promissory note in the face value of $130,000 plus accrued interest through the date of conversion.

As of February 2001, we issued 80,000 shares of common stock to Du Puy, Inc. as a direct sale, for $20,000.

As of March 2001, we issued 100,000 shares of common stock to Al Jandool Brides Jewellery in a private placement transaction for $25,000.

As of March 2001, we issued 100,000 shares of common stock to Salah K. Al Fulaij in a private placement transaction for $25,000.

As of March 2001, we issued 40,000 shares of common stock to Du Puy, Inc. in a private placement transaction for $10,000.

As of March 2001, we issued 280,112 shares of common stock to Peter Peterson and his designees in a private placement transaction for $20,000.

As of March 2001, we issued 280,112 shares of common stock to NC8937 LTD. and its designees in a private placement transaction for $20,000.

As of March 2001, we issued 70,028 shares of common stock to Du Puy, Inc. in a private placement transaction for $5,000.

As of March 2001, we issued 140,000 shares of common stock to J.S. Langberg as trustee for Logan and Harley Langberg, in a private placement transaction for $10,000.

As of March 2001, we issued 30,000 shares of common stock to Kramer & Kramer, LLP in exchange for legal services rendered and valued at $15,600.

As of March 2001, we issued 232,000 shares of common stock to MBO, Inc. as consideration for consulting services rendered and valued at $116,071.

As of March 2001, we issued 100,000 shares of Common Stock to Aspen Capital as consideration for certain consulting services rendered and valued at $25,000.

As of March 2001, we issued 200,000 shares of common stock to Frank Davis as consideration for certain consulting services rendered and valued at $50,000.

As of March 2001, we issued 50,000 of common stock to Doris Pincombe as consideration for certain services rendered and valued at $12,500.

As of March 2001, we issued 50,000 shares of common stock to Jozef Turief in exchange for services rendered valued at $12,500.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit
Number        Description of Exhibit

10.1 Consulting agreement between Aspen Capital Partners, LLC and the Company dated March 7, 2001.*

------------------------
         * filed herewith

(b)             Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the first quarter of 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        SAVE ON ENERGY, INC.



Date:  May 18, 2001                         By: /s/ Robby E. Davis
                                                -------------------
                                                    Robby E. Davis
                                                    President

                              SAVE ON ENERGY, INC.

                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                      (A COMPANY IN THE DEVELOPMENT STATE)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

                              SAVE ON ENERGY, INC.
                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                          INDEX TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001



Accountants' Review Report

Financial Statements

      Balance Sheets                                       Exhibit "A"

      Statement of Operations                              Exhibit "B"

      Statement of Stockholders' Equity                    Exhibit "C"

      Statement of Cash Flows                              Exhibit "D"

Notes to Financial Statements

Supplementary Information

      Cost of Sales                                        Schedule "1"

      Operating Expenses                                   Schedule "2"

      Other Deductions                                     Schedule "3"

To the Stockholders of
Save On Energy, Inc.
4851 Georgia Highway 85
Forest Park, Georgia 30297




      We have reviewed the accompanying balance sheet of Save On Energy, Inc. as of March 31, 2001 and the related statements of operations and stockholders' equity and cash flows for the three months then ended, and the accompanying supplementary information contained in Schedules 1-3 that are presented only for supplementary analysis purposes, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Save On Energy, Inc.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

      We previously audited, in accordance with generally accepted accounting standards, the balance sheet as of December 31, 2000, and the related statements of operations and stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 23, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly presented in all material respects in relation to the balance sheet from which it has been derived.




                                                 Jack Kane & Company, P.C.











May 16, 2001

                                   EXHIBIT "A"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS




                                     ASSETS

                                                                   (Unaudited)          (Audited)
                                                                    3/31/01             12/31/00

Current assets
     Cash                                                         $      2,740         $     14,207
     Accounts receivable, net                                           25,224               28,688
     Inventory                                                         138,523              158,335
                                                                    ----------           ----------
                                    Total current assets               166,487              201,230
                                                                    ----------           ----------

Property, plant and equipment
     Equipment and leasehold improvements                              130,335              130,335
     Less: accumulated depreciation                                     83,771               78,438
                                                                   -----------          -----------
                                    Net fixed assets                    46,564               51,897
                                                                   -----------          -----------

                                    Total assets                    $  213,051           $  253,127
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

                                   EXHIBIT "A"
                                   (Continued)
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     (Unaudited)           (Audited)
                                                                       3/31/01             12/31/00

Current liabilities
     Notes and loans payable                                          $   153,114          $   572,618
     Accounts payable                                                     186,934              250,826
     Taxes payable                                                        231,670              216,838
     Accrued loss on litigation                                           125,000              125,000
     Accrued expenses                                                      53,702              181,784
                                                                      -----------          -----------
                                    Total current liabilities             750,420            1,347,066
                                                                       ----------           ----------

Non-current liabilities
     Non-current portion of notes and loans payable                        20,655               21,996
                                                                      -----------          -----------

Commitments and contingencies (Note 3)                                          -                    -

Stockholders' equity
     Preferred stock, $.01 par value,
       authorized 5,000,000 shares, none issued                                 -                    -
     Common stock, $.001 par value,
       authorized 20,000,000 shares,
       5,832,786 and 3,406,000 shares issued                                5,833                3,406
     Additional paid in capital                                         2,209,566            1,421,223
     Deficit accumulated during the development stage                  (2,773,423)          (2,540,564)
                                                                       -----------          -----------

                                    Total stockholders'
                                    (deficit) equity                     (558,024)          (1,115,935)
                                                                      ------------          -----------

                                    Total liabilities and
                                    stockholders' equity              $   213,051          $   253,127
                                                                      ===========          ===========



The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "B"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)



                                                           2001             2000
                                                       -----------      -----------
Sales                                                  $    80,593      $    52,727

Cost of sales (Schedule "1")                                36,603           24,817
                                                       -----------      -----------

                                    Gross profit            43,990           27,910

Operating expenses (Schedule "2")                          259,923          246,846
                                                       -----------      -----------

                                    Operating loss        (215,933)        (218,936)

Other income and expense (Schedule "3")                    (16,926)         (11,936)
                                                       -----------      -----------

                                    Net loss           $  (232,859)     $  (230,872)
                                                       ===========      ===========

Net loss per weighted average share, basic             $      (.05)     $      (.05)
                                                       ===========      ===========

Net loss per weighted average share, diluted           $      (.05)     $      (.05)
                                                       ===========      ===========

Weighted average shares, basic                           5,137,013        4,165,500
                                                       ===========      ===========

Weighted average shares, diluted                         5,137,013        4,365,500
                                                       ===========      ===========






The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "C"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                                         Deficit
                                                                                     Accumulated
                                            Common                 Additional             During
                                             Stock                  Paid - in        Development
                                            Shares       Amount       Capital              Stage

Balance, January 1, 2001                 3,406,000       $3,406    $1,421,223        $(2,540,564)
Issuance of common stock                 2,426,786        2,427
Increase in additional paid in
  capital                                        -            -       788,343                  -
Net loss                                         -            -             -           (232,859)
                                       -----------      --------   ----------       -------------


Balance, March 31, 2001                  5,832,786       $5,833    $2,209,566        $(2,773,423)
                                        ==========       ======    ==========        ============



Additional disclosure for
development stage companies

    Common stock issued:
      At par                             1,536,000       $1,536          $-0-
      For services                       1,548,000        1,548       330,923
      From private offering              2,748,786        2,749     1,878,643
                                         ---------      -------   -----------

                                         5,832,786       $5,833    $2,209,566
                                         =========       ======    ==========







The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "D"
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                  2001          2000
                                                               ---------      ---------

Cash flows from operating activities
     Net loss                                                  $(232,859)     $(230,872)
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
         Depreciation and amortization                             5,333          3,997
         Common stock issued for services                        231,671           --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net           3,464        (10,991)
         Decrease in inventory                                    19,812         12,127
         (Decrease) increase in accounts payable                 (63,892)         6,944
         Increase in taxes payable                                14,832         13,322
         (Decrease) in accrued expenses                          (83,983)       (17,509)
                                                               ---------      ---------

                                    Net cash used in
                                      operating activities      (105,622)      (222,982)
                                                               ---------      ---------


Cash flows used in investing activities
     Purchase of fixed assets                                       --           (6,480)
                                                               ---------      ---------







The accompanying notes to the financial statements are an integral part of these statements.

                                   EXHIBIT "D"
                                   (Continued)
                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                   2001             2000
                                                               -----------      -----------
Cash flows from financing activities
     Proceeds from convertible note payable                                         100,000
     Payment of notes payable                                       (5,845)        (153,500)
     Issuance of capital stock                                         600            1,250
     Increase in additional paid in capital                         99,400          217,668
                                                               -----------      -----------

                                    Net cash provided by
                                      financing activities          94,155          165,418
                                                               -----------      -----------

                                    Net decrease in cash           (11,467)         (64,044)

Cash, at beginning                                                  14,207          135,766
                                                               -----------      -----------

Cash, at end                                                   $     2,740      $    71,722
                                                               ===========      ===========

Supplementary information

Cash paid during the year for
     Interest                                                  $     5,157      $     6,194
     Income taxes                                                     --               --

Additional disclosure for development state companies
     Cumulative amounts since inception
         Net cash used in operating activities                 $(1,807,562)     $(1,457,042)
         Net cash used in investing activities                    (132,536)        (100,305)
         Net cash provided by financing activities               1,942,838        1,629,069
                                                               -----------      -----------
                                                               $     2,740      $    71,722
                                                               ===========      ===========







The accompanying notes to the financial statements are an integral part of these statements.

                              SAVE ON ENERGY, INC.
                    (FORMERLY ELECTRONIC FUEL CONTROL, INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization
      Save On Energy, Inc. ("the Company") was incorporated in Georgia on April 1,1996 to manufacture and market retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas. The Company acquired the exclusive right in North America to exploit the patents relating to the retrofit devices pursuant to a license ("the License") acquired on June 1, 1996. On January 3, 2000, the License was restricted to the United States, Canada, Mexico and the Nation of Egypt in exchange for a modification of the appertaining royalty agreement and an issuance of 250,000 shares of additional stock.

      On April 29, 1998, the Company filed Articles of Amendment of Certificate of Incorporation in the office of the Secretary of State of Georgia changing its name to Save On Energy, Inc.

      The Company is a Development Stage Company as defined in Financial Accounting Standards Board Statement No. 7. Since its inception, the Company has devoted substantially all of its efforts to establishing a new business.

      Accounting
      The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim period ended March 31, 2001.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

2. EARNINGS (LOSS) PER SHARE

      Basic net earnings per share is computed by dividing net earnings available to common stockholder (numerator) by the weighted average number of common shares outstanding (denominator) during the period and includes the dilutive effect of stock options. Diluted net earnings (loss) per share gives effect to all potentially dilutive common shares outstanding during the period.

3. COMITMENTS AND CONTINGENCIES

     Minimum Royalties
     Pursuant to a License, the Company had committed to sell a minimum number of units each license year ending on May 31. The License provides for a minimum number of units to be sold and royalties to be paid each year beginning with 2,500 units in the first year and increasing by one thousand units each year through the eighth year. In the ninth year and thereafter a minimum of 110,000 were to be sold.

     In June 1997, the Licensor agreed to add the quotas shortfall from the first year to the second year, increasing the second year quota to 5,882 units. In June, 1998, the Licensor agreed to suspend the quotas for a period of three (3) years, i.e. there would be no quotas for the Company to meet until the license year beginning June 1, 2001 at which time the quotas would start at 2,500 units per year and continue as is now set forth in the License Agreement. The licensor had the right to terminate the License if the quota in any year was not met.

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

     Industrial Lease
     The lease on the Company's office and warehouse space expired on December 31, 2000. The Company has negotiated for a new one-year lease beginning May 1, 2001.

     Penalties
     The Company is in arrears for payroll and sales taxes as set forth below:

                    Payroll taxes                 $115,769
                    Sales tax                       29,781
                    Penalties
                      and interest                  81,857
                                                 ---------
                                                  $227,407

     Going Concern
     As shown in the accompanying financial statements, the Company incurred a net loss of $941,634 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $1,145,836 and its total liabilities exceeded its total assets by $1,115,935. These factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities by restructuring its debts and converting a substantial portion into equity and issuance of additional stock to shareholders. This plan has been partially completed in the current period; with the exception of the bank line of credit and an equipment loan, all outstanding debt has been converted to equity. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 4. RELATED PARTY TRANSACTIONS

     During 2001 and 2000, the Company shared general overhead with Combustion Labs, Inc., a prior licensee, controlled by the Davis Family Trust and its beneficiaries who are officers of the Company. In addition, the Company licenses proprietary technology from the Davis Family Trust.

5. LITIGATION LOSS

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

                            SUPPLEMENTARY INFORMATION

                              SAVE ON ENERGY, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            SUPPLEMENTARY INFORMATION
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                          2001            2000
                                                          ----            ----
SCHEDULE "1" : COST OF SALES
     Inventory at beginning                            $ 158,335       $ 110,830
     Purchases and freight                                16,791          12,690
                                                      ----------      ----------
                                                         175,126         123,520
     Inventory at end                                    138,523          98,703
                                                      ----------      ----------
                  Cost of sales                       $   36,603       $  24,817
                                                      ==========       =========

SCHEDULE "2": OPERATING EXPENSES
     Salaries and wages                                $  24,623       $  40,943
     Payroll taxes                                         2,613           4,904
     Employee benefits                                     1,335             438
     Consulting fees and outside services                163,252          61,240
     Rent                                                  8,939           6,938
     Light, heat and power                                 2,796           2,995
     Repairs and maintenance                                 120             215
     Factory supplies and expenses                         2,124           3,110
     Research and product testing                            256           4,476
     Insurance                                             8,153          10,901
     Depreciation                                          5,333           3,997
     Provision for doubtful accounts                        (850)         10,362
     Royalties and patents                                 2,331          25,666
     Auto and truck expense                                  334             175
     Sales promotion, advertising and public
       relations                                           2,255           6,850
     Professional fees                                     9,500          19,226
     Travel and transportation                            14,675          27,621
     Telephone                                             3,371           4,494
     Entertainment                                         1,504           3,148
     Office supplies and expense                           3,509           2,385
     Filing fees                                           1,049               -
     Dues and subscriptions                                  967             324
     Bank fees and credit card charges                     1,094           2,998
     Miscellaneous expense                                   640           3,440
                                                      ----------     -----------
                  Total operating expenses             $ 259,923       $ 246,846
                                                       =========       =========


SCHEDULE "3": OTHER INCOME AND EXPENSE
     Interest expense                                  $  13,545       $  11,936
     Penalties on tax deficiencies                         3,381           -   _
                                                      ----------     -----------
                  Total other income and expenses      $  16,926       $  11,936
                                                       =========       =========

                                  Exhibit 10.1





March 7, 2001

Save On Energy, Inc.
4851 Georgia Hwy 85
Suite 211
Forrest Park, GA 30050

Attention: Robby E. Davis, President and Chief Executive Officer

Dear Mr. Davis:

         This is to acknowledge and confirm the terms of our corporate finance agreement (the "Agreement") as follows:

1. Save on Energy, Inc., a Georgia corporation ("Save" or the "Company"), hereby engages Aspen Capital Partners, LLC ("Aspen") for the term specified in Paragraph 2 hereof to render consulting advice to the Company relating to merger, acquisition and related transactions and financial and similar matters upon the terms and conditions set forth herein. Aspen agrees to act as financial advisor to the Company and, in that regard, to assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities of which the Company may take advantage by purchase or sale of stock or assets, assumption of liabilities, merger, consolidation, tender offer, joint venture, financing arrangement or any similar transaction or combination thereof. Aspen agrees to obtain the consent of the Company prior to contacting any potential participants in a transaction or financing.

2. This agreement shall be effective for a period of twelve (12) months, commencing on the date first appearing above. Thereafter, it shall automatically renew on a month to month basis, subject to the right of the Company to cancel the agreement as of the end of any given month by giving written notice to Aspen at least five (5) business days prior to the end of any month.

3. During the term of this Agreement, Aspen shall provide the Company with such regular and customary consulting advice as is reasonably requested by the Company, provided that Aspen shall not be required to undertake duties not reasonably within the scope of the financial advisory or investment banking services contemplated by this Agreement. It is understood and acknowledged by the parties that the value of Aspen advice is not readily quantifiable, and that Aspen shall be obligated to render advice upon the request of the Company, in good faith, but shall not be obligated to spend any specific amount of time in so doing. Aspen's duties may include, but will not necessarily be limited to, providing recommendations concerning the following financial and related matters:

A. Disseminating information about the Company to the investment community at large;

B. Rendering advice and assistance in connection with the preparation of annual and interim reports and press releases;

C.   Assisting in the Company's financial public relations;

D. Arranging, on behalf of the Company, at appropriate times, meetings with securities analysts of investment banking firms;

E.   Rendering advice with regard to internal operations, including:

                1.   the formation of corporate goals and their implementation;
                2. the Company's financial structure and its divisions or subsidiaries;
                3. securing, when and if necessary and possible, additional financing through banks and/or insurance companies; and
                4.   corporate organization and personnel; and

F. Rendering advice with regard to any of the following corporate finance matters:

                1.   changes in the capitalization of the Company;
                2.   changes in the Company's corporate structure;
                3.   redistribution of shareholdings of the Company's stock;
                4.   sales of securities in private transactions;
                5.   alternative uses of corporate assets;
                6.   structure and use of debt; and

         In addition to the foregoing, Aspen agrees to furnish advice to the Company in connection with (i) the acquisition and/or merger of or with other companies, divestiture or any other similar transaction, or the sale of the Company itself (or any significant percentage, assets, subsidiaries or affiliates thereof), and (ii) bank financing or any other financing from financial institutions (including but not limited to lines of credit, letters of credit, loans or other financings not provided for in Paragraph 5 hereof).

4. Aspen shall render such other financial advisory services as may from time to time be agreed upon by Aspen and the Company.

5. In consideration for the services rendered by Aspen to the Company pursuant to this Agreement (and in addition to the expenses provided for in Paragraph 8 hereof), the Company shall compensate Aspen as follows:

         (a) An initial nonrefundable retainer fee of $5,000 upon signing and, thereafter, a monthly retainer of $5,000 on the first day of each month of the term of this agreement and, within ten (10) days of signing this Agreement, 100,000 common shares of Save and a warrant to purchase 250,000 shares of the Company's common stock, exercisable up to the fifth anniversary of the date of issuance at an exercise price of $.50 per share subject to the terms thereof (the " Warrants"). The Warrants will be evidenced by a warrant certificate (the "Warrant Certificate"), which shall contain customary terms, including provisions for unlimited "piggy-back" registration rights and anti-dilution rights.

         (b) During the term of this Agreement (as set forth in Section 2), an additional transaction fee with respect to any actual transaction completed by the Company with a party introduced, directly or indirectly, by Aspen, shall be due as follows:

           Consideration                       Fee
           -------------                       ---
       $  -0-   to  $  500,000         Minimum fee of $25,000
       $  500,001 to  $5,000,000       5% of Consideration
       $  5,000,001 or more            $250,000 plus 2 1/2% of the Consideration
                                       in excess of $5,000,000

         If the Company completes a transaction with a party that was not introduced by Aspen, directly or indirectly, the Company shall pay fees to Aspen to be mutually agreed upon, but in any event not less than $25,000.

         For the purposes of this Agreement, "Consideration" shall mean the total market value on the day of closing of stock, cash, assets and all other property (real or personal) exchanged or received, exchangeable or receivable, directly or indirectly by the Company or any of its security holders in connection with any transaction, including without limitation any amounts paid by the Company or any person or entity to holders of warrants, stock purchase rights, straight or convertible securities of the Company or any affiliate thereof, options or stock appreciation rights issued by the Company, whether or not vested, and to holders of any other securities of any kind whatsoever of the Company, any debt assumed or pursuant to any employment agreement, consulting agreement, covenant not to compete, earn-out or contingent payment right or similar arrangement, agreement or understanding, whether oral or written. Any co-broker retained by Aspen shall be paid by Aspen.

6. In the event Aspen introduces the Company to a joint venture partner, licensor, licensee, vendor, customer and/or patent, proprietary process or intellectual property holder, and revenues are generated for the Company as a result of the introduction, the Company agrees to pay a fee to Aspen based on the total revenues generated directly from this introduction during the first five years following the date of the first sale of any and each product resulting from such introduction, such fee to equal 5% of such total revenues for the first two years and declining at 1% each year thereafter. Total revenues shall mean cash receipts less any applicable refunds, returns, allowances, credits and shipping charges and monies paid by the Company by way of settlement or judgment arising out of claims made or threatened against the Company. Commission payments shall be paid on the 15th day of each month following the receipt of customer's payment. In event any adjustments are made to the total revenues after the commission has been paid, the Company shall be entitled to an appropriate refund or credit against future payments due under this agreement.

7. All fees to be paid pursuant to this Agreement, with the exception of the annual retainer specified in Paragraph 5 (a) above, are due and payable to Aspen in cash at the closing or closings of any transaction specified in Paragraph 5 hereof. In the event that this Agreement shall not be renewed or if terminated for any reason notwithstanding any such renewal or termination, Aspen shall be entitled to a full fee as provided under Paragraphs 5 and 6 hereof, for any transaction with respect to which the other party was introduced to the Company or identified by Aspen during the term of this Agreement and which is consummated within a period of twelve (12) months after non-renewal or termination of this Agreement.

8. In addition to the fees payable hereunder, and regardless whether any transaction set forth in Paragraphs 5 or 6 hereof is proposed or consummated, the Company shall reimburse Aspen for all fees and disbursements of Aspen's counsel and Aspen's travel and out-of-pocket expenses incurred in connection with the services performed by Aspen pursuant to this Agreement, including without limitation, hotel, food and associated expenses and long-distance telephone calls. Said expenses shall not exceed $2,500 in any 30-day period of the term unless approved in writing by an officer or director of the Company.

9. The Company acknowledges that all opinions and advice (written or oral) given by Aspen to the Company in connection with Aspen's engagement are intended solely for the benefit and use of the Company in considering the transaction to which they relate, and the Company agrees that no person or entity other than the Company shall be entitled to make use of or rely upon the advice of Aspen to be given hereunder, and no such opinion or advice shall be used for any other purpose or reproduced, disseminated, quoted or referred to at any time, in any manner or for any purpose, nor may the Company make any public references to Aspen, or use Aspen's name in any annual reports or any other reports or releases of the Company without Aspen's prior written consent.

10. The Company acknowledges that Aspen is in the business of providing financial services and consulting advice to others. Nothing herein contained shall be construed to limit or restrict Aspen in conducting such business with respect to others, or in rendering such advice to others. In addition, the Company acknowledges that Aspen is not a registered broker-dealer and that Aspen cannot, and shall not be required hereunder to, engage in the offer or sale of securities on behalf of the Company. While Aspen has relationships and contacts with various investors, broker-dealers, and investment funds, Aspen's participation in the actual offer or sale of the Company securities shall be limited to that of an advisor to the Company and a "finder" of investors, broker-dealers and funds. The Company acknowledges and agrees that the solicitation and consummation of any purchases of the Company's securities shall be handled by the Company or one or more NASD member firms engaged by the Company for such purposes.

11. The Company recognizes and confirms that, in advising the Company and in fulfilling its engagement hereunder, Aspen will use and rely on data, material and other information furnished to Aspen by the Company. The Company acknowledges and agrees that in performing its services under this engagement, Aspen may rely upon the data, material and other information supplied by the Company without independently verifying the accuracy, completeness or veracity of same. Accordingly, the Company hereby indemnifies and agrees to hold harmless Aspen and all of its affiliates, officers, agents and employees, to the fullest extent lawful, from and against all of liabilities, damages, costs, fees and expenses, including legal fees, relating to or arising from any claim, based on an omission or misrepresentation in any such data, material or other information to the extent that the Company and any of its affiliates, officers, agents and employees shall have provided said information, data or material upon which such omission or misrepresentation is based. If any of the foregoing data, material or other information is non-public or confidential (referred to herein as "Confidential Information"), Aspen and its officers, directors, employees, agents and associates agree that they will hold all Confidential Information in complete and strict confidence and will not, without prior written consent of the Company in each instance, disclose any Confidential Information in whole or part to any other person or for any other purpose than is expressly approved by the Company in writing. To the extent that disclosure of Confidential Information is approved by the Company in writing, excepting information required to be disclosed by legal process, law or regulation. Aspen agrees that each party or individual to whom such disclosure is made shall be informed of the confidential nature of the information disclosed.

12. Each party (an "Indemnifying Party") hereby agrees to indemnify and hold the other party and its respective affiliates, directors, officers, employees and agents (collectively, the "Indemnified Parties") harmless from, and to reimburse each of the Indemnified Parties for, any loss, damage, deficiency, claim, obligation, suit, action, fee, cost or expense of any nature whatsoever (including, but not limited to, reasonable attorney's fees and costs) arising out of, based upon or resulting from any breach of any of the covenants, agreements or undertakings of the Indemnifying Party contained in or made pursuant to this Agreement.

13. Aspen shall perform its services hereunder as an independent contractor and not as an employee of the Company or an affiliate thereof. It is expressly understood and agreed to by the parties hereto that Aspen shall have no authority to act for, represent or bind the Company or any affiliate thereof in any manner, except as may be agreed to expressly by the Company in writing from time to time.

14 . (a) This Agreement and the Schedule attached hereto constitute the entire agreement and understanding of the parties hereto, and supersede any and all previous agreements and understandings, whether oral or written, between the parties with respect to the matters set forth herein.

     (b) Any notice or communication permitted or required hereunder shall be in writing and shall be deemed sufficiently given if hand-delivered or sent (i) postage prepaid by registered mail, return receipt requested, or (ii) by facsimile, to the respective parties as set forth below, or to such other address as either party may notify the other of in writing:

         if to the Company, to:        Save On Energy, Inc
                                       Ste. 211  4851 Georgia Hwy 85
                                       Forrest Park, Georgia 30050
                                       Attn: Robby E. Davis
                                          Its:  Chief Executive Officer

         If to Aspen, to:              Aspen Capital Partners, LLC
                                       3638 N. Rancho Drive
                                       Box 6, Suite D
                                       Las Vegas, NV 89130
                                       Attn:  Peter M. Peterson
                                         Its:   President

     (c) This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors, legal representatives and assigns.

     (d) The Company represents that this Agreement does not conflict with or breach any agreement to which it is subject or by which it is bound.

     (e) This Agreement may be executed in any number of counterparts, each of which together shall constitute one and the same original document.

     (f) No provision of this Agreement may be amended, modified or waived, except in a writing signed by all of the parties hereto.

     (g) The Company has the power to enter into this Agreement and to carry out its obligations hereunder. This Agreement constitutes the valid and binding obligation of the Company and is enforceable in accordance with its terms.

     (h) This Agreement shall be construed in accordance with and governed by the laws of the State of Florida, without giving effect to its conflict of law principles. The parties hereby agree that any dispute which may arise between them arising out of or in connection with this Agreement shall be adjudicated before a court located in Tampa, and they hereby submit to the exclusive jurisdiction of the courts of the State of Florida located in Tampa, Florida and of the federal courts in the Southern District of Florida with respect to any action or legal proceeding commenced by any party, and irrevocably waive any objection they now or hereafter may have respecting the venue of any such action or proceeding brought in such a court or respecting the fact that such court is an inconvenient forum, relating to or arising out of this Agreement, and consent to the service of process in any such action or legal proceeding by means of registered or certified mail, return receipt requested, in care of the address set forth in Paragraph 15(b) hereof.

     The parties hereby waive trial by jury in any action or proceeding involving, directly or indirectly, any matter in any way arising out of or in connection with this Agreement.

     If the foregoing correctly sets forth the understanding between Aspen and the Company with respect to the foregoing, please so indicate by signing in the place provided below, at which time this Agreement shall become a binding contract.


                                                     ASPEN CAPITAL PARTNERS, LLC


                                                     By: /s/  Peter M. Peterson
                                                         ----------------------
                                                              Peter M. Peterson
                                                              President


Accepted and Agreed:

SAVE ON Energy, INC.


By:/s/  Robby E. Davis
   -------------------
        Robby E. Davis
        Chief Executive Officer