Form 10QSB
period 2001-06-30
SAVE ON ENERGY INC
filed 2001-08-20
CIK 1107955

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2001, the registrant had outstanding 5,899,894 shares of common stock.

                      SAVE ON ENERGY, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                       For the quarter ended June 30, 2001




   PART I FINANCIAL INFORMATION                                 Page

Item 1   Financial Statements                                     3

Item 2   Management's Discussion and Analysis or                  9
         Plan of Operation

PART II OTHER INFORMATION                                        13

Item 2   Changes in Securities and Use of Proceeds               13

Item 6   Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                       14

                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                            December 31,
                                                                     June 30, 2001              2000
                                                                 -------------------- --------------------
                                                                      (Unaudited)
Current assets:
     Cash                                                            $     29,828         $     14,207
     Accounts receivable, net                                              39,210               28,688
     Inventories                                                          152,111              158,335
                                                                 -------------------- --------------------
Total current assets                                                      221,149              201,230

Property, plant and equipment:
     Equipment and leasehold improvements                                 130,334              130,334
     Less: accumulated depreciation                                        89,104               78,437
                                                                 -------------------- --------------------
Net fixed assets                                                           41,230               51,897

                                                                 -------------------- --------------------
Total assets                                                           $  262,379           $  253,127
                                                                 ==================== ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of notes and loans payable                    $   153,282          $   572,618
     Accounts payable                                                     194,447              250,826
     Taxes payable                                                        227,959              216,838
     Accrued loss on litigation                                           125,000              125,000
     Accrued expenses                                                      46,548              181,784
                                                                 -------------------- --------------------
Total current liabilities                                                 747,236            1,347,066

Notes and loans payable                                                    19,270               21,996

Commitments and contingencies (Note 3)                                          -                    -

Stockholders' deficit:
     Preferred stock, $.01 par value,
       authorized 5,000,000 shares, none issued                                 -                    -
     Common stock, $.001 par value, authorized 20,000,000
       shares, 7,446,146 and 3,406,000 shares issued and
       outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                         7,446                3,406
     Additional paid in capital                                         2,870,874            1,421,223
     Deficit accumulated during the development stage                  (3,382,447)          (2,540,564)
                                                                 -------------------- --------------------

Total stockholders' deficit                                              (504,127)          (1,115,935)
                                                                 -------------------- --------------------
Total liabilities and stockholders' deficit                           $   262,379          $   253,127
                                                                 ==================== ====================

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                              2001                2000
                                                       ------------------- -------------------


Sales                                                        $  130,304          $  105,392
Cost of sales                                                    60,926              60,511
                                                       ------------------- -------------------

Gross profit                                                     69,378              44,881

Consulting, professional and outside services                   621,683             160,442
Other operating expenses                                        120,868             202,707
Salaries and wages                                               39,861              83,408
Travel                                                           26,274              49,714
                                                       ------------------- -------------------

Operating loss                                                  (739,308)          (451,390)

Interest and other expense                                      (163,745)           (31,710)
Income tax benefit                                              -                   -
                                                       ------------------- -------------------
Loss before extraordinary item                                  (903,053)          (483,100)
Extraordinary gain                                                61,170              -
                                                       ------------------- -------------------

Net loss                                                       ($841,883)         ($483,100)
                                                       =================== ===================

Net loss per share, basic                                       ($.16)              ($.14)
                                                       =================== ===================
Net loss per share, diluted                                     ($.16)              ($.14)
                                                       =================== ===================

Weighted average shares, basic                                5,228,925           3,394,444
                                                       =================== ===================
Weighted average shares, diluted                              5,228,925           3,394,444
                                                       =================== ===================

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                         2001              2000
                                                ------------------- -------------------


Sales                                                $    49,711         $    52,665
Cost of sales                                             24,323              35,694
                                                ------------------- -------------------
Gross profit                                              25,388              16,971

Consulting, professional and outside services            548,431              79,976
Other operating expenses                                  72,995             104,891
Salaries and wages                                        15,239              42,465
Travel                                                    11,599              22,093
                                                ------------------- -------------------

Operating loss                                          (622,876)           (232,454)

Interest and other expense                                (7,818)            (19,774)
Income tax benefit                                       -                   -
                                                ------------------- -------------------

Net loss                                               ($630,694)          ($252,228)
                                                =================== ===================

Net loss per share, basic                                ($.10)              ($.07)
                                                =================== ===================
Net loss per share, diluted                              ($.10)              ($.07)
                                                =================== ===================

Weighted average shares, basic                         6,278,310           3,403,111
                                                =================== ===================
Weighted average shares, diluted                       6,278,310           3,403,111
                                                =================== ===================

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                2001                 2000
                                                         -------------------- --------------------
Cash flows from operating activities:
     Net loss                                                   ($841,883)            ($483,100)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                             10,667                9,862
         Common stock issued for services                         557,171                    -
         Charge for debt conversion rate change                   139,000                    -
         Extraordinary gain                                       (61,170)                   -
     Changes in assets and liabilities:
         (Increase) in accounts receivable, net                   (10,522)              (9,204)
         Decrease (increase) in inventory                           6,224              (10,349)
         (Decrease) increase in accounts payable                  (42,899)              45,410
         Increase in taxes payable                                 11,121               26,339
         (Decrease) increase in accrued expenses                  (85,025)              10,187
                                                         -------------------- --------------------

Net cash used in operating activities                            (317,316)            (410,855)

Cash flows used in investing activities:
     Purchase of fixed assets                                           -              (37,338)
                                                         -------------------- --------------------

Cash flows from financing activities:
     Proceeds from convertible note payable                             -              230,000
     Payment of notes payable                                      (7,062)            (153,500)
     Net proceeds from equipment loan                                   -               29,195
     Issuance of capital stock                                      1,560                1,270
     Increase in additional paid in capital                       338,439              232,648
                                                         -------------------- --------------------

Net cash provided by financing activities                         332,937              339,613
                                                         -------------------- --------------------

Net increase (decrease) in cash                                   15,621              (108,580)

Cash, at beginning of period                                       14,207              135,766
                                                         -------------------- --------------------

Cash, at end of period                                         $   29,828           $   27,186
                                                         ==================== ====================

        1. BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a comprehension presentation of financial position and results of operations. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim period ended June 30,2001.

                  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

        2.  GOING CONCERN AND MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management is taking actions to conserve the Company's existing cash flow from operations, while actively addressing possible funding sources. Management of the Company is developing a plan to reduce its liability by restructuring its debts and converting a substantial portion into equity and issuance of additional stock to shareholders. This plan has been partially completed in the current period; with the exception of the bank line of credit and an equipment loan, all outstanding debt has been converted to equity. While management is aggressively pursuing additional funding sources, there can be no assurance that the Company will be able to obtain additional funding on acceptable terms. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might arise from the outcome of this uncertainty.

        3. COMMITMENTS AND CONTINGENCIES

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

Penalties

     The Company is in arrears for payroll and sales taxes as set forth below:

                    Payroll taxes          $115,040
                    Sales tax                27,902
                    Penalties
                      and interest           85,017
                                          ---------
                                           $227,959


     Litigation

     In 1999 an independent consultant filed suit against the Company to recover fees and damages of $125,000 inclusive of interest to December 31, 1999. The consultant's complaint originated from a contract to provide personal services and expertise, in the field of diesel and gasoline to natural gas conversions, on a project that occurred in 1997 and 1998 in the country of Uzbekistan. The Company contracted with the consultant at the direction and benefit of another party who was the primary contractor of the project. Although the Company has defenses against the plaintiff and will have a recovery claim against the primary contractor, it is management's opinion, supported by counsel, that a loss has been sustained in the period. Accordingly, the Company has accrued the loss as prescribed by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

        4.  STOCKHOLDERS' EQUITY

     Sales of Common Stock

     During the six month period ended June 30, 2001 the Company sold 1,560,000 shares of common stock for $480,500.

     Conversion of Debt to Common Stock

     During the six months ended June 30, 2001, the holders of $415,000 in convertible notes exercised an improved conversion offer by the Company. The conversion offers provided for a conversion price lower than that stipulated in the underlying debt agreements and the payment with stock of accrued interest. Pursuant to this offer, the Company issued 1,164,786 shares of common stock to convert $460,324 of debt and accrued interest. The fair value of the additional shares issued under induced conversion amounted to $139,000 which was charged to interest expense in the first fiscal quarter.

     Common Stock Issued for Services and Payables

     During the six months ended June 30, 2001, the Company issued 2,724,786 shares of common stock valued at $557,171 for professional services and certain accounts payable. The value of the common stock used represented the closing market price on the date of service or execution. Included in this amount are 282,000 shares, valud at $70,500 that were used in the first fiscal quarter as payment for accounts payable with a book value of $131,670. The gain from extinguishment of this liability has been reported as an extraordinary item in the accompanying six month period ended June 30, 2001 financial statements.

     Supplementary disclosure of cumulative stock issuances required for development stage enterprises is as follows:

         Common Stock Issued:         Shares      Par Value    Paid-in Capital
                                   ------------ ------------ ---------------
      Par Value                      1,536,000      $ 1,536         $     -
      Services                       2,201,360        2,201         614,190
      Offerings                      3,708,786        3,709       2,256,684
                                   ------------ ------------ ---------------
                                     7,446,146      $ 7,446      $2,870,874
                                   ============ ============ ===============

5.   NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board issued Statement 141 "Business Combinations" and Statement 142 "Goodwill and Other Intangible Assets." Statement 141 is effective for any business combination accounted for under the purchase method of accounting that is completed after June 30, 2001. Statement 142 will not be effective until the Company's fiscal year ended December 31, 2002, although early adoption for the fiscal year ended December 31, 2001 is permissible. While management of the Company is currently reviewing the impending effects of these newly issued standards, the standards will eliminate the pooling-of-interests method of business combinations, disallow the periodic recording of amortization expense on goodwill, and require new methods of reviewing all intangible assets for impairments.


        6.  SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid during the year for:
    Interest                                       $     18,184   $     10,787
    Income taxes                                              -              -

Additional disclosure for development stage enterprise:
Cumulative amounts since inception:
  Net cash used in operating activities            ($ 2,019,256)   ($1,644,915)
  Net cash used in investing activities                (132,536)      (131,163)
  Net cash provided by financing activities           2,181,620      1,803,264
                                                   -------------  -------------
                                                   $     29,828   $     27,186
                                                   =============  =============


Item 2.           Management's Discussion and Analysis or Plan of Operation.

Forward-looking statements and risk factors

The following discussion should be read together with the reviewed financial statements of the Company which are included as Item 1 in this Form 10-QSB. The following discussion contains certain forward-looking statements regarding our expectations for the business and capital resources of the Company. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, (i) As of June 30, 2001, our current liabilities exceed our current assets by $526,087 and our auditors have included a "going concern" footnote in our audited financial statements, (ii) our limited operating history, (iii) our need for additional financing, (iv) our lack of revenues and anticipated continued losses, (v) our dependence on the success of our Dealers to achieve revenues, (vi) the uncertainty of the acceptance of our products, and
(vii) our ability to retain and attract qualified personnel. In addition, readers should carefully consider the risk factors that are incorporated by reference herein from our annual report on Form 10-KSB/A, which was filed with the Securities and Exchange Commission (the "SEC") on April 30, 2001as well as the risks and uncertainties disclosed in the Company's other filings with the SEC. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

 Overview

We primarily market alternative fuel retrofit conversion kits which include a patented device by which a diesel fuel engine is converted to an engine powered by either a mixture of diesel fuel and alternative fuel, approximately 80% natural gas, 20% diesel fuel, or diesel fuel exclusively, which system permits the vehicle operator to switch from the mixed fuel source to diesel fuel at the flip of a switch. Since the engine can then use either a mixture of alternative fuel and diesel fuel or diesel fuel alone, the system is referred to as a "duel fuel system." To a much lesser degree, we also market conversion kits which convert a gasoline fuel engine to a bi-fuel engine which can be powered by either gasoline or natural gas.

The primary marketing focus of our duel fuel system is the diesel truck and bus market segments. Although we have completed development of our duel fuel system for normally aspirated engines and turbocharged engines, we are still in the process of developing our duel fuel system for drive-by-wire engines.

As of June 30, 2001, we engaged three employees. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                           Three months Ended June 30,

                            2001            2000
Net Sales...........      $49,711        $52,665
Cost of Sales.......       24,323         35,694
Gross Profit........       25,388         16,971
Operating Expenses..      648,264        249,425
Other Expenses......        7,818         19,774
                            -----         ------
Net Loss............     $630,694       $252,228

         Sales

Our revenues during the second quarter resulted primarily from sales of our Dual Fuel Diesel conversion kits. Our remaining revenues resulted from the sale of replacement parts, forklift conversions and consulting fees. Net Sales decreased by $2,954 as compared to the prior year period as a result of decreased sales of diesel kits and replacement parts to our installed base of customers.

         Cost of Sales

Our cost of sales consists primarily of purchases of components or inventory used in assembling kits and parts for sale. Our cost of sales decreased from $35,694 during the second quarter of 2000 to $24,323 during the same period in 2001 due to decreased sales of kits and replacement parts.

         Operating and Other Expenses

Our operating expenses increased by $398,839 in the second quarter 2001 as compared to the same period in 2000. Such increase was primarily the result of an increase of $468,455 in consulting and professional fees and other outside services (including $853,360 of non-cash charges relating to the issuance of 404,090 shares of the Company's common stock in exchange for services) partially offset by a decrease in salaries and wages and certain other operating expenses. The increase in consulting and professional fees and other outside services is primarily a result of the fact that we have engaged additional professional and consultants as compared to the comparable quarter in 2000 as we have attempted to grow and expand our business and have incurred additional expenses as a public reporting company. As a result of our shortage in capital, we have attempted, where possible to satisfy our obligations with shares of our common stock. Our interest and other expense of $7,818 consisted of $4,638 in interest on our bank line of credit and $3,180 in penalties on our tax deficiencies.

         Net Loss

Our net loss for the second quarter 2001 increased to $343,694 as compared to $252,228 for the comparable quarter in 2000. The increase was primarily due to increased operating expenses as discussed above.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

                                     Six Months Ended June 30, 2001

                       2001          2000
                       ----          ----
Net Sales........    $130,304      $105,392
Cost of Sales......    60,926        60,511
Gross Profit.......    69,378        44,881
Operating Expenses.   808,686       496,271
Other Expenses.....   102,575        31,710
                       ------        ------
Net Loss...........  $841,883      $483,100

         Sales

Our revenues during the six months ended June 30, 2001 resulted primarily from sales of our Dual Fuel Diesel conversion kits. Our remaining revenues resulted from the sale of replacement parts, forklift conversions and consulting fees. Net Sales increased by $24,912 as a result of increased sales of diesel kits and replacement parts.

         Cost of Sales

Our cost of sales for the six months ended June 30, 2001 was approximately the same as the comparable period for the prior period.

         Operating and Other Expenses

Our operating expenses increased by $312,415 in the six months ended June 30, 2001 as compared to the same period in 2000. Such increase was primarily the result of an increase of $461,241 in consulting and professional fees and other outside services which was partially offset by a decrease in certain other operating expenses, including salaries and wages. Our interest and other expense increased by approximately 132,037. Such increase was due to the fact that, in exchange for the waiver of certain payment defaults by the holders of certain of the Company's notes, the Company agreed to aloow such notes to convert into a greater number os shares than they would have otherwise been entitled. The fair market value of such additional shares ($139,000) was charged to the Company's interest expense.

         Net Loss

Our net loss for the six moth period ended June 30, 2001 increased to $841,883 as compared to $483,100 for the comparable period in 2000. The increase was primarily due to increased operating expenses and interest expenses as discussed above, partially offset by a $61,700 extraordinary gain relating to the extinguishment of certain of the Company's accounts payables in exchange for shares of the Company's common stock.


         Liquidity and Capital Resources

To date, we have financed our operations primarily through private sales of common stock, borrowings under our revolving line of credit with Peachtree National Bank, and, to a limited extent, revenues derived from the sale of our products. During the six months ended June 30, 2001, we received an aggregate of $480,500 in proceeds from the sale of 1,560,000 shares of our common stock.
As of June 30, 2001, we had outstanding borrowings under our line of credit of $148,000. Such borrowings bear interest at a rate of prime plus two percent.
In addition, we have borrowed $24,500 pursuant to a secured note which is payable in 2005 and bears interest at a rate 13% interest per annum.

As of June 30, 2001, we had $29,828 in cash. As shown in the accompanying financial statements, and as of June 30, 2001, our current liabilities exceeded our current assets by $526,087 and our total liabilities exceeded our total assets by $504,127. These factors continue to create an uncertainty about our ability to continue as a going concern.

In order to maintain the current level of operations and fund future growth, we will need to secure additional financing sources to meet our operating needs. Such funding sources may include, but are not limited to, private placements of equity or debt, and borrowings from banks, private or public investors, or other lending institutions.

We believe that we will be able to raise sufficient additional capital in order to meet our operating needs. However, any substantial delays in receipt of or failure to obtain such financing will prevent us from operating as a going concern, given our limited capital resources.

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

The following were private issuances of securities by the Company in transactions not involving a public offering and which were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

In April 2001, we sold 80,000 shares of Common Stock to Vulcan Petroleum Metals & Equipment, Inc. and its designees for aggregate consideration of $20,000.

In May 2001, we sold 100,000 shares of Common Stock to Isle-Steel, Ltd. for aggregate consideration of $25,000.

In May, 2001, we issued 78,360 shares of Common Stock to Network Financial Printing, Inc. in exchange for financial printing services rendered and valued at $19,590.

In May 2001, we sold 100,000 shares of Common Stock to Robin Smith for aggregate consideration of $25,000.

In June 2001, we sold 80,000 shares of Common Stock to Hans Beyer for aggregate consideration of $20,000.

In June 2001, we sold 100,000 shares of Common Stock to Scott Wilding for aggregate consideration of $25,000.

In June 2001, we sold 100,000 shares of Common Stock to William F. Donovan for aggregate consideration of $25,000.

In July 2001, we sold 100,000 shares of Common Stock to CM Investments, LP for aggregate consideration of $25,000.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

None.

(b)      Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC on August 8, 2001 disclosing the Company's change in its independent auditor.




                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAVE ON ENERGY, INC.



Date:  August 17, 2001        By:        /s/ Robby E. Davis
                                 -------------------------
                                             Robby E. Davis, President
                                           (Principal Executive Officer)

Date:  August 17, 2001        By:       /s/ Ricky Davis
                                 -------------------------
                                            Ricky Davis, Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)