Form 10QSB
period 2001-09-30
SAVE ON ENERGY INC
filed 2001-11-19
CIK 1107955

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2001, the registrant had outstanding 8,206,146 shares of common stock.


                      SAVE ON ENERGY, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                    For the quarter ended September 30, 2001


PART I  FINANCIAL INFORMATION                                            Page

Item 1  Financial Statements                                               1

Item 2  Management's Discussion and Analysis or Plan of Operation         10

PART II OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds                         15

Item 4  Submission of Matters to a Vote of Security Holders               16

Item 6      Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                17

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                                 September             December 31,
                                                                                  30, 2001                2000
                                                                                 (Unaudited)
Current assets:
     Cash                                                                        $     9,611         $     14,207
     Accounts receivable, net                                                         46,690               28,688
     Inventories                                                                    153,600               158,335
                                                                            -------------------- --------------------
Total current assets                                                                 209,901              201,230

Property, plant and equipment:
     Equipment and leasehold improvements                                            134,334              130,334
     Less: accumulated depreciation                                                   94,637               78,437
                                                                            -------------------- --------------------
Net fixed assets                                                                      39,697               51,897

                                                                            -------------------- --------------------
Total assets                                                                      $  249,598           $  253,127
                                                                            ==================== ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of notes and loans payable                               $   153,516          $   572,618
     Accounts payable                                                                232,457              250,826
     Taxes payable                                                                   217,871              216,838
     Accrued loss on litigation                                                      125,000              125,000
     Accrued expenses                                                                233,922              181,784
                                                                            -------------------- --------------------
Total current liabilities                                                            962,766            1,347,066

Notes and loans payable                                                               17,351               21,996

Commitments and contingencies (Note 3)                                                     -                    -

Stockholders' deficit:
     Preferred stock, $.01 par value,
       authorized 5,000,000 shares, none issued                                            -                    -
     Common stock, $.001 par value, authorized 20,000,000
       shares, 8,386,000 and 3,406,000 shares issued and
       outstanding at June 30, 2001 and December 31, 2000,
       Respectively                                                                    8,386                3,406
     Additional paid in capital                                                    3,104,937            1,421,223
     Deficit accumulated during the development stage                             (3,843,842)          (2,540,564)
                                                                            -------------------- --------------------

Total stockholders' deficit                                                         (730,519)          (1,115,935)
                                                                            -------------------- --------------------
Total liabilities and stockholders' deficit                                      $   249,598          $   253,127
                                                                            ==================== ====================

                             See accompanying notes.

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                  2001                2000
                                              ---------------- -----------------


Sales                                            $  176,030          $  157,210
Cost of sales                                        81,169              84,336
                                              ---------------- -----------------

Gross profit                                         94,861              72,874

Consulting, professional and outside services       851,923             146,540
Other operating expenses                            332,100             388,726
Salaries and wages                                   66,075              41,175
Travel                                               36,747              55,047
                                              ---------------- -----------------

Operating loss                                   (1,191,984)           (558,614)

Other income and expense                           (172,464)            (48,884)

Extraordinary income                                 61,170                   -
                                              ---------------- -----------------

Net loss                                        ($1,303,278)          ($607,498)
                                              ================ =================

Net loss per share, basic                           ($.21)              ($.16)
                                              ================ =================
Net loss per share, diluted                         ($.21)              ($.14)
                                              ================ =================

Weighted average shares, basic                    6,086,218           3,898,396
                                              ================ =================
Weighted average shares, diluted                  6,086,218           3,898,396
                                              ================ =================


                             See accompanying notes.

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)




                                                    2001                2000
                                             --------------- -------------------

Sales                                         $    45,726         $    51,818
Cost of sales                                      20,243              23,825
                                             --------------- -------------------
Gross profit                                       25,483              27,993

Consulting, professional and outside services     275,125              19,519
Other operating expenses                          173,607              63,926
Salaries and wages                                 18,954              46,439
Travel                                             10,473               5,333
                                             --------------- -------------------

Operating loss                                   (452,676)           (107,224)

Other income and expense                           (8,719)            (17,174)
Income tax benefit                                -                   -
                                             --------------- -------------------

Net loss                                        ($461,395)          ($124,398)
                                             =============== ===================

Net loss per share, basic                         ($.06)              ($.03)
                                             =============== ===================
Net loss per share, diluted                       ($.06)              ($.03)
                                             =============== ===================

Weighted average shares, basic                  7,975,923           3,906,000
                                             =============== ===================
Weighted average shares, diluted                7,975,923           3,906,000
                                             =============== ===================



                             See accompanying notes.

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                      2001            2000
                                                    --------------- ------------

Cash flows from operating activities:
     Net loss                                       ($1,303,278)      ($607,498)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                   16,200          14,894
         Common stock issued for services               557,171               -
         Charge for debt conversion rate change         139,000               -
         Extraordinary gain                             (61,170)              -
     Changes in assets and liabilities:
         (Increase) in accounts receivable, net         (18,002)          6,377
         Decrease (increase) in inventory                 4,735         (71,650)
         (Decrease) increase in accounts payable         (4,889)        136,924
         Increase in taxes payable                        1,033          40,439
         (Decrease) increase in accrued expenses        102,349          33,530
                                                    --------------- ------------

Net cash used in operating activities                  (566,851)       (446,984)

Cash flows used in investing activities:
     Purchase of fixed assets                            (4,000)        (38,711)
                                                    --------------- ------------

Cash flows from financing activities:
     Proceeds from convertible note payable                   -         230,000
     Payment of notes payable                            (8,747)       (153,500)
     Net proceeds from equipment loan                         -          29,195
     Principal payments on equipment loan                     -          (1,106)
       Proceeds from loan                                     -          12,068
       Proceeds from increase in line of credit               -           8,000
       Issuance of capital stock                          2,500           1,270
     Increase in additional paid in capital             572,502         232,648
                                                    --------------- ------------

Net cash provided by financing activities               566,255         358,575
                                                    --------------- ------------

Net decrease in cash                                   (4,596)         (127,120)

Cash, at beginning of period                             14,207         135,766
                                                    --------------- ------------

Cash, at end of period                                $   9,611      $    8,646
                                                    =============== ============


                             See accompanying notes.

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a comprehension presentation of financial position and results of operations. The interim financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim period ended September 30, 2001.

                  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.    GOING CONCERN AND MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                              SAVE ON ENERGY, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

3.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     Penalties

     The Company is in arrears for payroll and sales taxes as set forth below:

                    Payroll taxes                                      $110,735
                    Sales tax                                            25,941
                    Penalties
                      and interest                                       81,195
                                                                       $217,871


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

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

4.       STOCKHOLDERS' EQUITY

Sales of Common Stock

During the nine months ended September 30, 2001, the Company sold 1,560,000 shares of common stock for $575,000.

Conversion of Debt to Common Stock

During the nine-months ended September 30, 2001, the holders of 415,000 face value in 12% convertible notes exercised an improved conversion offer by the Company. The improved conversion offer provided for the a conversion price lower than that stipulated in the underlying debt agreements, plus the payment of accrued interest with common stock. Pursuant to this offer, the Company issued 1,164,786 shares of common stock to convert $460,324 of debt principle and accrued interest. The fair value of the additional shares issued under the induced conversion amounted to $139,000, which was charged to interest expense in the first fiscal quarter.

Common Stock Issued for Services and Payables

During the nine months ended September 30, 2001, the Company issued 2,724,786 shares of common stock valued at $557,171 for professional services and certain accounts payable. The value of the common stock used represented the closing market price on the date of service. Included in these amounts are 282,000 shares, valued at $70,500 that were used in the first fiscal quarter as payments for accounts payable with a book value of $131,670. The gain from extinguishments of this liability has been reported as an extraordinary item in the accompanying financial statements for the nine months ended September 30, 2001.

During the third fiscal quarter, the Company incurred certain expenses for outside services and professional fees that it intends to pay for with 55,000 shares of common stock and warrants to purchase 220,000 shares of common stock over a three-year period at a nominal strike price. The Company has recorded a non-cash charge of $204,050 for the fair value of the shares of common stock (based upon the closing market price on the dates of service) and the warrants (using the Black Scholes fair value model) to be issued during the third quarter.

  Supplementary disclosure of cumulative stock issuances required for development stage enterprises is as follows:

         Common Stock Issued:        Shares     Par Value  Paid-in Capital
                                  ----------- ----------- -------------
      Par Value                    1,536,000     $ 1,536       $     -
      Services                     2,201,360       2,201       487,860
      Offerings                    4,648,790       4,649     2,617,077
                                  ----------- ----------- -------------
                                   8,386,150     $ 8,386    $3,104,937
                                  =========== =========== =============

                              SAVE ON ENERGY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

     During September 2001, the Financial Accounting Standards Board issued Statement 144 "Accounting for the Impairment or Disposal of Long-lived Assets." Statement 141 supersedes standards established in Statement 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which provides the basis for the Company's framework for determining and measuring impairments. The Company has not yet determined the effects of Statement 144 on its financial accounting and reporting.

6.    SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid during the year for:
         Interest                         $          22,725   $          10,787
         Income taxes                                  -                   -

     Additional disclosure for development stage enterprise: Cumulative amounts since inception:
       Net cash used in operating activities          ($2,268,791)  ($1,644,915)
       Net cash used in investing activities          (   136,536)     (131,163)
       Net cash provided by financing activities        2,414,938     1,803,264
                                                      $     9,611   $    27,186

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Forward-Looking Statements and Risk Factors

The following discussion should be read together with the reviewed financial statements of the Company, which are included as Item 1 in this Form 10-QSB. The following discussion contains certain forward-looking statements regarding our expectations for the business and capital resources of the Company. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)", "intend(s)", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, (i) As of September 30, 2001, our current liabilities exceed our current assets by $752,865 and our auditors have included a "going concern" footnote in our audited financial statements, (ii) our limited operating history, (iii) our need for additional financing, (iv) our lack of revenues and anticipated continued losses, (v) our dependence on the success of our Dealers to achieve revenues, (vi) the uncertainty of the acceptance of our products, and (vii) our ability to retain and attract qualified personnel. In addition, readers should carefully consider the risk factors that are incorporated by reference herein from our annual report on Form 10-KSB/A, which was filed with the Securities and Exchange Commission (the "SEC") on April 30, 2001 as well as the risks and uncertainties disclosed in the Company's other filings with the SEC. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

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

As of September 30, 2001, we had 3 full-time employees and 2 part-time employees. We are not subject to any collective bargaining agreements and we believe that our relationships with our employees are good as of the date hereof. The need for additional employees and their availability will be addressed in connection with management's decision to enter into acquisitions or new business opportunities.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                                        Three Months Ended September 30, 2001
                                                       2001                               2000
Net Sales............................       $ 45,726          100.00%          $ 51,818          100.00%
Cost of Sales........................         20,243           44.27%            23,825           45.98%
Gross Profit..........................        25,483           55.73%            27,993           54.02%
Operating Expenses................           478,159        1,045.70%           135,217          260.95%
Other Gains/Expenses............              (8,719)                          _(17,174)
Net Loss..............................     $(461,395)                         $(124,398)

         Sales

Our revenues during the third quarter resulted primarily from sales of our duel fuel diesel conversion kits. Our remaining revenues resulted from the sale of replacement parts, forklift conversions and consulting fees. Net sales decreased by $6,092 as compared to the prior year period as a result of decreased sales of diesel kits and replacement parts to our installed base of customers.

         Cost of Sales

Our cost of sales consists primarily of purchases of components or inventory used in assembling kits and parts for sale. Our cost of sales decreased from $23,825 during the third quarter of 2000 to $20,243 during the same period in 2001 due to decreased sales of kits and replacement parts.

         Operating and Other Expenses

Our operating expenses increased by $342,942 in the third quarter 2001 as compared to the same period in 2000. Such increase was primarily the result of an increase of $255,606 in consulting and professional fees and other outside services (including $204,050 of non-cash charges relating to the impending issuance of securities of the Company's common stock in exchange for services), which was partially offset by a decrease in salaries and wages and certain other operating expenses. The increase in consulting and professional fees and other outside services is primarily a result of the fact that we have engaged additional professional and consultants as compared to the comparable quarter in 2000 as we have attempted to grow and expand our business and have incurred additional expenses as a public reporting company. As a result of our shortage in capital, we have attempted, where possible, to satisfy our obligations with shares of our common stock. Although our salaries and wages for the three-month period ending September 30, 2001 were reduced by $27,485, our other operating expenses increased from $69,259 to $184,080.

         Net Loss

Our net loss for the third quarter 2001 increased to $461,395 as compared to $124,398 for the comparable quarter in 2000. The increase was primarily due to increased operating expenses as discussed above.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                                       Nine Months Ended September 30, 2001
                                                     2001                               2000
Net Sales............................     $176,030          100.00%          $157,210          100.00%
Cost of Sales......................         81,169           46.11%            84,336           53.65%
Gross Profit..........................      94,861           53.89%            72,874           46.35%
Operating Expenses................       1,286,845          731.04%           631,488          401.68%
Other Gains/Expenses............          (172,464)                           (48,884)
Extraordinary Income............            61,170           34.75%
Net Loss.............................  $(1,303,278)                         $(607,498)

         Sales

Our revenues during the nine months ended September 30, 2001 resulted primarily from sales of our duel fuel diesel conversion kits. Our remaining revenues resulted from [the sale of replacement parts, forklift conversions and consulting fees. Net sales increased by $18,820 as a result of [increased sales of diesel kits and replacement parts.

         Cost of Sales

Notwithstanding our increase in net sales, our cost of sales for the nine months ended September 30, 2001 was slightly lower than it was for the comparable period in 2000. This reduction was achieved through cost reductions and efficiencies, generally necessary to preserve cash.

         Operating and Other Expenses

Our operating expenses increased by $655,357 for the nine months ended September 30, 2001 as compared to the same period in 2000. Such increase was primarily the result of an increase of $705,383 in consulting and professional and other outside services fees (of which $557,171 was in the form of non-cash services), which was partially offset by a decrease in certain other operating expenses, including salaries and wages. Our interest and other expense increased by approximately $123,580. Such increase was due to the fact that, in exchange for the waiver of certain payment defaults by the holders of certain of the Company's notes, the Company agreed to allow such notes to convert into a greater number of shares than they would have otherwise been entitled. The fair market value of such additional shares ($139,000) was charged to the Company's interest expense.

         Net Loss

Our net loss for the nine-month period ended September 30, 2001 increased to $1,303,278 as compared to $607,498 for the comparable period in 2000. The increase was primarily due to increased operating expenses and interest expenses as discussed above, partially offset by a $61,170 extraordinary gain resulting from the extinguishments of certain of the Company's accounts payables in exchange for shares of the Company's common stock.

         Liquidity and Capital Resources

To date, we have financed our operations primarily through private sales of common stock (including the issuance of convertible notes), borrowings under our revolving line of credit with Peachtree National Bank, and, to a limited extent, revenues derived from the sale of our products. During the nine months ended September 30, 2001, we received an aggregate of $575,000 in cash proceeds from the sale of shares of 2,500,000 shares our common stock. As of September 30, 2001, we had outstanding borrowings under our line of credit of approximately $148,000. Such borrowings bear interest annually at the prime rate plus 2%. In addition, as of September 30, 2001, we had borrowed $24,500 pursuant to a secured note which is payable in 2005 and which bears interest at the rate of 13% per annum.

As of September 30, 2001, we had $9,611 in cash. As shown in the accompanying financial statements, and as of September 30, 2001, our current liabilities exceeded our current assets by $752,865 and our total liabilities exceeded our total assets by $480,921. These factors continue to create an uncertainty about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses and has not generated sufficient cash flows to sustain operations since its inception, and currently has a significant working capital deficiency. In addition, the Company does not have sufficient funds to operate its business in its current form through September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

We believe that we will be able to secure sufficient additional capital in order to meet our operating needs. However, any failure to secure such capital, or any significant delay in obtaining funds, is likely to prevent us from operating as a going concern given our limited capital resources.

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

In September 2001, we issued 100,000 shares of common stock to Jose Rasco in a private placement transaction for $25,000.

In September 2001, we issued 100,000 shares of common stock to William Eldredge in a private placement transaction for $25,000.

In September 2001, we issued 100,000 shares of common stock to David Townsend in a private placement transaction for $25,000.

In September 2001, we issued 100,000 shares of common stock to Veegeli, Inc. in a private placement transaction for $25,000.

In September 2001, we issued 80,000 shares of common stock to Christina Von Buelow in a private placement transaction for $20,000.

In September 2001, we issued 100,000 shares of common stock to Daniel Strasser in a private placement transaction for $25,000.

In September 2001, we issued 30,000 shares of common stock to Issam Omairat in a private placement transaction for $7,500

In September 2001, we issued 100,000 shares of common stock to Windsor Holdings, Ltd. in a private placement transaction for $25,000.

In September 2001, we issued 50,000 shares of common stock to Al Jandool Brides Jewelry Co. in a private placement transaction for $12,500.

In September 2001, we issued 50,000 shares of common stock to Isle-Steel, Ltd. in a private placement transaction for $12,500.

In September 2001, we issued 200,000 shares of common stock to Gregory Erwin in a private placement transaction for $50,000.

In September 2001, we issued an option covering 230,000 shares of common stock to Bob Stiles, which vest over a period of three years, and expire in 2006, as pursuant to his employment agreement.

Item 4.           Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on October 18, 2001. At the meeting, the following actions were taken by the shareholders:

Robert Stiles, Ricky Davis and John Perry were each elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office. Two additional nominees, Gregory Erwin and Wolfgang Wacker, were each also elected, however, Messrs. Erwin and Wacker declined to accept such appointment until such time, if at all, as we obtain directors' and officers' liability insurance. Pursuant to our Bylaws, the Board of Directors has the power to fill these vacancies. The votes cast with respect to the election of directors were as follows:

Nominee                      For                   Against             Abstain
Robert Stiles                4,711,140             - 0 -               - 0 -
Ricky Davis                  4,711,140             - 0 -               - 0 -
John Perry                   4,711,140             - 0 -               - 0 -
Gregory Erwin                4,711,140             - 0 -               - 0 -
Wolfgang Wacker              4,711,140             - 0 -               - 0 -

The Company's 2001 Stock Plan was approved. The voting on the proposal was as follows:

For                          Against                    Abstain
4,353,150                    - 0 -                      358,000

The appointment of Aidman, Piser & Company as the Company's independent auditors for fiscal year 2001 was ratified and approved. The voting on the proposal was as follows:

For                          Against                    Abstain
4,353,150                    - 0 -                      358,000

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.1     Employment Agreement with Robert Stiles, dated July 17, 2001.

10.2 2001 Stock Plan - Incorporated by reference to 2001 Annual Proxy Statement filed October 1, 2001.

(b)      Reports on Form 8-K

None.

                                                         SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SAVE ON ENERGY, INC.



Date:  November 19, 2001   By:___/s/_Robert Stiles_________
                              -----------------------------
                                          Robert Stiles, President
                                        (Principal Executive Officer)

Date:  November 19, 2001   By:__/s/  Ricky Davis___________
                             ------------------------------
                                          Ricky Davis, Chief Financial Officer
                            (Principal Financial and Chief Accounting   Officer)

                                  Exhibit 10.1
                              Employment Agreement

THIS EMPLOYMENT AGREEMENT is made effective as of July 17, 2001 (the "Effective Date") by and between Save On Energy, Inc., a Georgia corporation ("Save" or "the Company") and Robert Stiles ("Executive").

WITNESSETH:

WHEREAS, Save desires to employ the Executive upon and subject to the terms and conditions set forth herein and the Executive desires to accept such employment; and

WHEREAS the parties wish to set forth the terms and conditions upon which the Executive is to be employed;

NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

         1.Nature of Employment The Company hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by Save, as its President. In such capacity, Executive shall perform such duties and have such responsibilities as may be assigned by the Board from time to time that are normally inherent in such capacities in public companies of similar size and character. In addition, during the Employment Term, the Company shall appoint Executive to serve as the Chairman of the Board; provided the Company agrees that Executive shall be indemnified for serving in such capacity on a basis no less favorable than is provided by the Company's By-laws and to other members of the Board.

         2.Best Efforts The Executive shall serve Save faithfully and on a full-time basis and devote all of his attention, energy, effort, technical knowledge, know-how and skill to best promote the business and interests of Save. The Executive shall at all times use his best efforts to preserve and maintain the business relationships between Save and its Executives, clients and suppliers. During the Term of this Agreement, the Executive shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict with the rendition of such services either directly or indirectly, without the prior written consent of the Board.

         3.Term Of Employment The initial term of employment shall be three (3) years (the "Term"), beginning on the Effective Date unless sooner terminated in accordance with Section 6 below. After the initial three (3) year agreement, this agreement shall be renewable annually upon mutual written agreement of the parties.


         4. Relocation. The initial principal location at which Executive shall perform services for the Company shall be Forest Park, Georgia, although the Company acknowledges he currently resides in Binghamton, New York. Executive shall use his best efforts to relocate to Forest Park, Georgia or the surrounding area within a reasonable time (which the parties acknowledge shall not be prior to August 1, 2002) as shall be dictated by the needs of the Company. The Company shall reimburse Executive for all actual and reasonable costs associated with such move, and subject to appropriate documentation and will gross up the Executive's reimbursement to the extent necessary to compensate Executive for any federal or state tax liability associated with these reimbursement. The expenses shall include, but are not limited to, the following: All legal, real estate, and other selling expenses such as home inspections health certificates, radon tests, water tests, septic testing. In addition, the Company will pay for Executive to take a reasonable number of trips to the Atlanta area to search for a new residence and will reimburse Executive for related travel, meals, lodging and other transportation, subject to appropriate documentation. To determine the actual expenses that will be associated with a required relocation, the Executive agrees to provide the Company with estimates from three (3) moving companies. The Company and the Executive will mutually agree upon a moving company.

5.0 Compensation

         5.1 Base Salary -The Company shall pay the Executive an annual base salary of $75,000 for the period beginning on the date hereof and ending on July 16, 2002, $100,000 for the period beginning on July 17, 2002 and ending on July 16, 2003 and $125,000 for the period beginning on July 16, 2003 and ending on July 17, 2004 (the "Base Salary"), payable in accordance with the Company's normal payroll practice, less taxes required by law to be withheld.

         5.2 Signing Bonus. In consideration of his entry into this Agreement, Executive shall be entitled to a $25,000 signing bonus payable to Executive in cash within 30 days following the execution of this Agreement. In addition the Executive will receive a stock option pursuant to the terms of the Company's Stock Option Plan to purchase 30,000 shares of company stock at and exercise price of $0.50

         5.3 Mandatory Bonus. The Executive shall be entitled to an annual bonus equal to 2 1/2% of the Company's annual net after-tax profits as reported on the Company's Annual Report on Form 10-K for the fiscal year preceding the date of determination (the "Mandatory Bonus"). The Mandatory Bonus shall be initially payable on July 17, 2002 and on each anniversary thereafter during the Term.



         5.4 Benefits The Executive shall be entitled to [four] weeks paid vacation and Holidays to be agreed upon by the executive and the Board of Directors. . in each twelve-month period beginning with the Effective Date of this Agreement, in accordance with the Company's policies regarding accrual and use of vacation for the Company's similarly situated executives. The Executive shall be entitled to participate in all benefit plans maintained by Save, specifically including but not limited to health insurance, life insurance, and group disability insurance, in accordance with the terms of the plans. As shall be determined by the Board of Directors the Executive shall be entitled to personal leave.

         5.5 Expenses During the Term, the Executive shall be reimbursed by Save for expenses reasonably and necessarily incurred by him in connection with his duties on behalf of Save, subject to appropriate documentation in accordance with Save's expense reimbursement policy; provided that expenses in excess of $5,000 shall require the prior approval of the Board of Directors. In addition, the Company shall at its expense, allow the Executives spouse to accompany the Executive from time to time (as agreed to by the Board of Directors) on business related trips (not to exceed three times in a calendar year).

         5.6 Stock Options Executive shall receive a stock option to purchase up to 200,000 shares of the Company's common stock at an exercise price per share equal to $0.50. The options will vest only as follows: (i) options to acquire 100,000 shares of common stock shall vest on the date which is one year from the Effective Date and (ii) options to acquire the remaining 100,000 shares of common stock shall vest on the date which is two years from the Effective date; provided that, in both cases, Executive is still an employee of the Company.

6.       Termination

         6.1. Termination Upon Disability If Executive becomes totally or partially physically or mentally disabled, such that he is unable with or without a reasonable accommodation to perform his duties hereunder for a period of 45 days in any 90 consecutive calendar day period or for an aggregate of 120 days within any 12 consecutive month period, the Company shall have the right to terminate the Executive's employment hereunder by giving the Executive thirty
(30) days written notice to that effect. In the event of Executive's termination pursuant to this Section 6.1, the Company shall pay Executive, in full satisfaction of all of its obligations hereunder, all compensation and benefits to which he is entitled through the date of termination, but shall be entitled to a credit against this obligation in the amount of any disability insurance benefits received by Executive during such period from a disability insurance policy paid for by the Company, or from the Social Security disability program.


         6.1.1. Determination of Disability Any question as to the existence of the disability of the Executive as to which the Executive and the Company cannot agree shall be determined in writing by a qualified independent physician mutually acceptable to the Executive and the Company. If the Executive and the Company cannot agree as to a qualified independent physician, each shall appoint such a physician and those two physicians shall select a third who shall make such determination in writing. The determination of disability made in writing to the Company and the Executive shall be final and conclusive for all purposes of the Agreement. Notwithstanding the foregoing, the receipt of long-term disability benefits by the Executive shall constitute conclusive proof of the Executive's disability for purposes of this Agreement.


6.2. Termination Upon Death If the Executive dies, his employment and the Company's obligation to pay the Base Salary and Bonus, if any, shall terminate as of the date of Executive's death; provided, however, that Executive's estate shall be entitled to receive any unpaid amounts of the Annual Salary, and any Bonus earned up to the date on which Executive's death occurs, which payments shall be made at such times as they would have been paid to Executive.

6.3 Termination by Mutual Agreement Executive's employment under this Agreement may be terminated by the mutual agreement of the parties to this Agreement, on such terms as may be agreed.

6.4      Termination by the Company For Cause

         6.4.1 The Company may terminate Executive's employment hereunder for Cause.

         6.4.2 For purposes of this Section 6, "Cause" shall mean: (i) commission of a willful act of dishonesty in the course of the Executive 's duties hereunder, (ii) conviction by a court of competent jurisdiction of a crime constituting a felony or conviction in respect of any act involving fraud, dishonesty or moral turpitude, (iii) the Executive 's continued, habitual intoxication or performance under the influence of controlled substances during working hours, after the Company shall have provided written notice to the Executive and gave the Executive thirty (30) days within which to commence rehabilitation with respect thereto, and the Executive shall have failed to commence such rehabilitation, (iv) frequent or extended, and unjustifiable (not as a result of incapacity or disability) absenteeism, (v) engaging in any act which has the potential for material injury to the Company, (vi) the Executive 's willful personal misconduct, action, inaction, inability or refusal to perform duties and responsibilities described in Section 1 above, or to carry out directives of the Board, or (vii) material non-compliance with the terms of this Agreement.

6.4.3 In the event the Company terminates Executive's employment hereunder for Cause, the Company shall pay him all compensation and benefits due to him pursuant to this Agreement through the date of termination in full satisfaction of all of the Company's obligations to Executive.

         6.5 Termination for other reasons In the event the Company terminates the Executives employment for reasons other than for Cause or pursuant to the provisions outlined in sections 6.1,6.2 or 6.3 the Company shall continue to pay to Executive his Base Salary for a period of twelve months following the date he receives notice of such termination.

         6.6 Release. Notwithstanding any other provision of this Agreement to the contrary, the Executive acknowledges and agrees that any and all payments to which the Executive is entitled under this Section are conditioned upon and subject to the Executive's execution of a general waiver and release, in such reasonable form as shall be prepared by the Company, of all claims the Executive may have against the Company.

7.Protection of Confidential Information.

         7.1 Definition The Company and its affiliates has acquired and will develop certain trade secrets and other confidential and proprietary information, including without limitation methods of operation, financial information, strategic planning, operational budgets and strategies, software (including specifications, programs and documentation), marketing information and strategies, merger and acquisition strategies, payroll data, management systems, client and vendor lists and client and vendor information (collectively the "Confidential Information"), to which the Executive will have access as a result of his employment. Confidential Information does not include information generally known in the industry or which has become part of the public domain other than by reason of the Executive's breach of this Agreement.

         7.2 Return Upon termination of his employment for any reason, Executive will immediately deliver to Save all papers, books, manuals, lists, software, computer discs and data, correspondence and documents (in any medium whether in writing, on magnetic tape or in electronic or other form) containing or relating to the Confidential Information, and he will neither copy nor take any such material with him upon leaving Save's employ.

         7.3 Nondisclosure Executive will not at any time either while employed by Save or after the termination of his employment reveal any Confidential Information to any other person or business entity, except as required by his duties for Save or by law.

         7.4 Remedies Executive acknowledges and agrees that (a) Save is engaged in a highly competitive business, (b) the Confidential Information of Save would be valuable to Save's competitors by virtue of the fact that it is not generally known to the public or in the industry; (c) the provisions of this Section are fair and reasonable to protect Save's business interests and competitive position and are of vital concern to Save, and, (d) breach of this Section by Executive would cause Save irreparable harm, for which monetary damages would not adequately compensate Save. Therefore, the Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to Save.

8.0 Inventions The Company agrees that if the Executive is primarily responsible for the concept and development of patentable devices during the Term, other than patentable devices that the Company is currently developing, or are based upon, or natural extensions of, the Company's existing technology involving gaseous fuel and in mixing devices and a process designated for use with the conversion of aspirated and non-aspirated diesel engines to the use of compressed natural gas, liquid natural gas or propane or to the conversion of such engines to the use of multiple fuels (the "Patented Products"), and the Company generates revenues relating to such Patented Products, then the Executive will be entitled to a royalty equal to 1 1/2% of the net after-tax profit derived by the Company from the sale of the Patented Products for a period of three (3) years following the date on which the Patented Products are first sold. Nothing contained in this paragraph shall affect or limit Executive's assignment of the rights related to the Patented Products as set forth in Section 8.2.

                  8.1 Executive will promptly disclose to Save (or persons designated by it) all discoveries, developments, designs, improvements, inventions, formulae, processes, techniques, programs, know-how, data or other information of possible technical or commercial importance related to Save's technology or its business, whether or not patentable, and whether or not protectable under copyright or similar statutes, made, conceived, reduced to practice or learned by Executive, either alone or jointly with others, during Executive's employment by Save, whether or not discovered, made, conceived, reduced to practice or learned during ordinary business hours or otherwise and whether on Save's premises or elsewhere. (All of the foregoing are hereinafter referred to as "Inventions").

                  8.2 Executive agrees that all Inventions shall be the sole property of the Save and its assigns, and Save and its assigns shall be the sole owner of all patents, patent applications (including continuations, continuations-in-part, divisionals, reissues, reexaminations and foreign counterparts thereof), trade secret rights, copyrights and other rights arising therefrom or in connection therewith. Executive hereby assigns to Save any rights Executive may have or acquire in such Inventions. Executive further agrees as to all such Inventions to assist Save in every proper way (but at Save's expense) to obtain and from time to time to enforce patents, trade secret rights, copyrights and other rights and protections relating to such Inventions in any and all countries (the foregoing are hereinafter referred to as "Proprietary Rights"), and to that end Executive will execute all documents for use in applying for, obtaining and enforcing all Proprietary Rights as Save deems necessary or desirable, together with any assignments thereof to Save or persons designated by it.) The Executive's assignment of intellectual property and other Proprietary Rights hereunder includes without limitation all rights of paternity, integrity, disclosure and withdrawal and any other rights that may be known as or referred to as moral rights and the like (collectively, "Moral Rights"), and to the extent such Moral Rights cannot be assigned under applicable law and to the extent allowed by the laws in the various countries where Moral Rights exist, the Executive hereby waives such Moral Rights and consents to any action of the Company or any third party that would violate such Moral Rights in the absence of such consent.

                  8.3 Executive's obligation to assist Save in obtaining and enforcing Proprietary Rights shall survive and continue beyond the termination of Executive's employment with Save. If Save is unable, after reasonable effort, to secure Executive's signature on any document or documents needed to apply for or prosecute any Proprietary Right or Rights, whether because of Executive's physical or mental incapacity or for any other reason whatsoever, Executive hereby irrevocably designates and appoints Save and its duly authorized officers and agents as Executive's agent and attorney-in-fact, to act for and in Executive's behalf and stead, to execute and file any documents necessary and to do all other lawfully permitted acts to secure such Proprietary Rights for the benefit of Save, with the same legal force and effect as if executed by Executive. Executive expressly acknowledges, stipulates and agrees that the foregoing power of attorney is coupled with an interest, is therefore irrevocable and shall survive the death or incompetency of Executive.

9.       Non-Competition and Non-Solicitation

         9.1 Non-Solicitation; Non-Interference.During the Term and for a period of one year after the termination of Executive's employment with Save, Executive will not directly or indirectly, on his own behalf or on behalf of any other person or business entity, (i) induce, entice, solicit, hire or attempt to hire, or assist in the inducement, enticement, solicitation, hiring, or attempted hiring of, any of Save's or its affiliates' employees to work for any other person or business entity, in any other capacity or (ii) influence or attempt to influence any person that is a contracting party with Save or its affiliates as of the date of this Agreement or at any time during the Term of this Agreement, to terminate any written or oral agreement with Save or its affiliates.

         9.2 Non-Competition Executive will not, at any time during the Term and for a period of one year following the termination of employment hereunder, compete with Save directly or indirectly (whether as owner, partner, employer, agent, principal, stockholder, corporate officer, director; consultant, independent contractor, Executive, or otherwise in any capacity whatsoever). "Compete" means owning, managing, operating, consulting for, being employed by, or otherwise providing services to, a business that sells products or services that compete with any products or services sold by Save or its affiliates and which is located within the United States.

         9.3 Injunctive Relief Executive acknowledges and agrees that (a) Save is engaged in a highly competitive business, (b) Save's relationships with its customers are fundamental to Save's business success, (c) the provisions of this Section are fair and reasonable to protect Save's Confidential Information, customer relationships, business interests and competitive position, and, (d) breach of this Section by Executive would cause Save irreparable harm, for which monetary damages would not adequately compensate Save. Therefore, Executive agrees that the restrictions set forth in this Section may be enforced by injunction, without the requirement of any bond, in addition to whatever other rights or remedies are available to Save. In the event Save brings an action for a temporary or permanent injunction to enforce this Section, the period of time during which such action is pending and Executive's breach of this Section continues, but no injunction has been issued, shall be added to the period of the restriction sought to be enforced.

         10. Arbitration Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, with the exception (at Save's option) of sections 7, 8 and 9, shall be settled by binding arbitration in the City of New York, New York, in accordance with the then-existing Employment Dispute Resolution Rules of the American Arbitration Association (AAA), and judgment upon the award rendered may be entered in any court having jurisdiction thereof. If the parties cannot agree upon an arbitrator(s), the arbitration shall be administered by the AAA. All applicable statutes of limitation shall apply to any controversy or claim.

          11. Entire Agreement This Agreement (including any Schedules attached) supersedes any and all prior Agreements or understandings with respect to the employment of the Executive. Any modification, termination or waiver of any provision of this Agreement shall be effective only if contained in a writing signed by the party to be charged, and no such waiver in one instance shall operate as a waiver of any other provision or of any subsequent breach of the provision waived.

          12. Severability of Provisions The provisions of this Agreement are separate and severable, and if any of them is declared invalid and/or unenforceable by a court of competent jurisdiction or an arbitrator, the remaining provisions shall not be affected.

13. Blue-Pencilling If an arbitrator or a court of competent jurisdiction determines that any of the restrictions against disclosure of Confidential Information, competition and/or solicitation contained in this Agreement are invalid in whole or in part due to overbreadth, whether geographically, temporally, or otherwise, such arbitrator or court is specifically authorized and requested to reform such provision by modifying it to the smallest extent necessary to render it valid and enforceable, and to enforce the provision as modified.

14. Assignment This Agreement is a personal contract and may not be sold, transferred or assigned by the Executive, except with respect to compensation to be received hereunder, which may be assigned by written notice to Save. It shall be assignable by Save to any party that acquires a substantial portion of the assets, stock or business of Save, provided that the assignee assumes this Agreement.

15. Benefit The rights and covenants of this Agreement shall inure and extend to the parties hereto, their respective personal representatives, heirs, successors, corporate parents, subsidiaries, and affiliates, and permitted assigns.

16.      Miscellaneous

(a)          The section and paragraph headings in this Agreement are included
for    convenience only.

(b) By signing this Agreement, the Company warrants (1) that it is a corporation duly organized, validly existing and in good standing under the laws of all jurisdictions in which it is incorporated and/or licensed to conduct business;
(2) that it has full authority to enter into and perform its obligations under this Agreement, and that the corporate officer signing on its behalf has authority to do so; and (3) that to the best of its knowledge there exists no actual or threatened proceeding or investigation of any kind against the Company or to which the Company might become a party which might affect the validity or enforceability of this Agreement.

(c) This Agreement is the joint product of the Company and the Executive and each provision hereof has been subject to the mutual consultation, negotiation and agreement of the Company and the Executive and shall not be construed for or against either party hereto.

(d) This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to its principles of conflict of laws, or to the principles of conflict of laws of any other jurisdiction which would cause the application of the law of any jurisdiction other than the State of New York.

(e) This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.



IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the date first above written.


SAVE ON ENERGY, INC.


By: /s/  Robby Davis
   -----------------
         Robby Davis, President

/s/  Robert Stiles
----------------------
     Robert Stiles