Form 10KSB
period 2001-12-31
SAVE ON ENERGY INC
filed 2002-05-30
CIK 1107955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.

                                       OR

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________.


                        COMMISSION FILE NUMBER 333-33134

                              SAVE ON ENERGY, INC.
                 (Name of Small Business Issuer in Its Charter)

                         Georgia                     58-2267238
             (State or Other Jurisdiction of      (I.R.S. Employer
              Incorporation or Organization)     Identification No.)

                        4851 Georgia Highway 85
                              Suite 211
                         Forest Park, Georgia              30050
               (Address of Principal Executive Offices) (Zip Code)

                                 (404) 765-0131
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                               Name of Each Exchange
               Title of Each Class             on Which Registered
                    None                                None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                      NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2000 totaled $288,874 and for fiscal year ended December 31, 2001 totaled $190,552.

As of May 13, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $902,267

As of May 13, 2002, the registrant had outstanding 11,514,896 shares of common stock, 42,216.15 shares of Series A Preferred Stock and 195,209.52 shares of Series B Preferred Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Annual Report on Form 10-K, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. We cannot assure you that the expectations of future events will prove to be correct. Some of the factors that could cause actual results to differ materially from those expectations are disclosed in this document including, without limitation, in the "Risk Factors" beginning on page 13. All forward-looking statements attributable to Save on Energy, Inc. are expressly qualified in their entirety by this cautionary statement and you should not place undue reliance on any forward-looking statement. We do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe factors which affect our business, including the "Risk Factors".

                                  OUR BUSINESS

Overview

         Save On Energy, Inc. (the "Company" or, as the context requires ""we", "us", "our") is a development-stage company that is primarily involved in the research, development and marketing of high-performance, low emissions engine fuel systems that allow the use of natural gas in engines which were originally built to be powered by diesel.

         We previously developed and marketed a patented, mechanical, dual fuel natural gas and diesel system (the "Mechanical Fuel System") which, when installed on a diesel engine vehicle, permits the use of natural gas and diesel fuel together. Recently we completed our development of a digital version of this system (the "Digital Fuel System") and we are currently in the process of testing such system with a major diesel truck fleet operator. The Digital Fuel System offers a number of advantages over the Mechanical System, the most important of which is performance improvement in the form of tighter control for both diesel fuel and natural gas (resulting in the displacement of more diesel fuel). The Digital Fuel System also allows for faster and easier installation, set-up, and training, and enables the Company to communicate via email or a dedicated data-link line with customers/users of its systems to assist with set-up and trouble-shooting.

         Natural gas has both economic benefits and environmental benefits over diesel fuel. It is generally cheaper (depending on a particular State's proximity to natural gas supplies) than diesel fuel and results in less pollutants when burned. We believe that our Digital Fuel System is among the most cost-effective solutions available for reducing hydrocarbon particulate matter and nitrogen oxides (NOx) from existing diesel engines, one of the major sources of air pollution.

         We believe that our Digital Fuel System can also be modified so as to apply to stationary diesel engines. The need for conversion of stationary diesel engines mirrors the need for conversion of motor vehicle diesel engines. Although there can be no assurance, we believe our Digital Fuel System will provide operators of stationary generators a means through which they can meet the increasingly pervasive and stringent national and local government emissions standards.

         We believe the demand for our Digital Fuel System will continue to increase as a result of certain phased-in domestic regulatory requirements at the national, state and local levels associated with a reduction in air pollution, certain tax credits and related economic incentives for those utilizing alternative fuels, and the generally lower costs of alternative fuels domestically as well as internationally.

Recent Developments

         During the early part of 2002, we experienced significant change in our personnel at the senior management and board level. In the first half of 2002, Messrs. Wacker, Erwin and Perry resigned from our board of directors and Mr. Issa Al-Muzaini joined our board of directors. In addition, Robert Stiles, who served as our President and was a member of the Board of Directors, resigned in March 2002. We are currently seeking additional senior management personnel for the Company.

         In addition, and as previously disclosed, in December 2001, we completed our acquisition of certain assets from the Alternative Fuel Vehicle division of New York State Electric and Gas Corporation ("NYSEG") through our wholly-owned subsidiary, Alternative Fuel Technologies, Inc. ("AET"). The acquisition included substantially all of NYSEG's assets relating to its natural gas vehicle service , maintenance and construction business. Mr. Stiles, our former President, previously served as the manager of NYSEG's Alternative Fuel Vehicle division. During the first quarter of 2002, we made the determination that the existing business of the AET, together with the additional business we have been able to generate to date, was, and during the short-term would continue to be, insufficient to cover the related operating expenses of AET. Consequently, we have decided to seek a purchaser for these assets and focus our resources on commercializing the Digital Fuel System. Towards that end, we are currently negotiating with a third-party to dispose of AET's assets for nominal consideration and with NYSEG to release us from our guarantee of the approximately $190,000 remaining due as of April 30, 2002 on the promissory note issued in connection with the acquisition. There can be no assurance that we will be successful in selling such assets or obtaining any such a release from NYSEG.

         On May 23, 2002, we were delisted from the OTC Bulletin Board due to our failure to comply with NASD Rule 6530 which requires all companies that are traded on the OTC Bulletin Board to timely file all reports required to be filed pursuant to the Securities and Exchange Act of 1934, as amended. As a result, our common stock now trades on the "Pink Sheets." We are in the process of seeking to become relisted on the OTC Bulletin Board.

The Mobile Digital Fuel System

         The Market

         Our Digital Fuel System can be applied to medium and heavy-duty diesel engine vehicles through an after-market conversion enabling the use of up to 90% natural gas (liquefied or compressed) as the primary fuel while retaining the remaining percentage of diesel fuel. Based on available statistics, we believe there are currently over 4.5 million medium and heavy-duty diesel-powered vehicles in the United States, including transit buses, school buses, sanitation trucks, dump trucks, wreckers, concrete mixers, interstate freight trucks, local freight delivery trucks and retail delivery trucks. In addition, although international market data is scarce, we believe there are approximately 10 million such vehicles located outside of the U.S

       Key Features of Our Digital Fuel System

       Our Digital Fuel System involves essentially two parts consisting of hardware and an electronic control unit. The Digital Fuel System is capable of being used with various engine families made by different manufactures with only minor modification to the electronic control unit, which can be accomplished with a CD Rom or floppy disk.

                           Reduction in Emissions

         The U.S. Environmental Protection Agency (the "EPA") has issued regulations that require significant emissions reductions for heavy-duty diesel trucks in 2002 and further reductions in 2007. We believe that our Digital Fuel System will reduce Nox emissions and particulate hydrocarbon emissions to a level sufficient to meet such regulations. One of the byproducts of our Digital Fuel System is an increase in carbon monoxide emissions, however, this effect can be alleviated by adding a catalytic converter to the converted engine.

         In conjunction with a major fleet operator, we have recently completed emissions testing of our Digital Fuel System at the University of West Virginia's Emissions Testing Laboratory, and we expect to have the definitive results from such testing by the end of May. Thereafter, we expect to begin the EPA certification process for our Digital Fuel System with respect to certain engine families. See Regulatory Environment - Engine Certification" below.

                                    Closed-Loop System

         There are two types of dual fuel systems in use: open-loop and closed-loop. Our dual fuel system is a closed-loop system. This means that the fuel flow controller monitors engine operating parameters and, based on the input it receives, it adjusts the gas/air and diesel fuel mixtures as necessary to create the optimum engine performance for the load at the time. Since it is a computer controlled system, it makes continuous changes to the percentages of natural gas and diesel entering the cylinder during the intake cycle. In an open-loop system, as used by certain of our competitors, the natural gas to diesel fuel mixture is pre-set, usually at approximately 40% gas and 60% diesel. The engine receives this ratio at all times, without regard to engine speed or load. Incomplete combustion is very common with this type of system, which causes an overall increased fuel consumption, engine knocking, and reduced power performance.

         Based upon several months of testing the Digital Fuel System in conjunction with a major fleet operator, we believe that the engine performance of engines using natural gas with our Digital Fuel System is equal to or better than the performance of such engines as powered by diesel.

                           Compressed Natural Gas vs. Liquefied Natural Gas

         Our Digital Fuel System is able to operate using either compressed natural gas or liquefied natural gas. In general, compressed and liquefied natural gas differ only in their method of storage. Once they leave their storage vessels and are presented for insertion into the engine's fuel flow, both are in a gaseous state.

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

         To date, we have been involved primarily in the research and development of the Mechanical Fuel Unit and, more recently, we have been involved in the beta testing of the Digital Fuel System. Since our inception we have outfitted approximately 1,000 Mechanical Fuel Systems (the precursor to the Digital Fuel System) into vehicles throughout the U.S. and in several foreign markets.

Regulatory Environment

         Environmental Legislation Effecting the Demand for Natural Gas Vehicles

         In addition to the fact that diesel gas is generally more expensive than natural gas, one of the primary disadvantage of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains particulate matter, visible as soot that contains unburned and partially burned fuel. These hydrocarbon emissions are a significant contributor to air pollution and to human respiratory system difficulties. Also of significance is the fact that diesel fuel combustion produces Nitrogen Oxides
(NOx), a toxin that is harmful to humans and the environment. NOx is a major known contributor to greenhouse gas formation resulting in global warming.

         Increasingly, federal, state and local environmental legislation is being enacted which either require, or provide incentives, for the reduction of vehicle pollutants. For example, the Federal Clean Air Act was amended in 1990 (the "1990 Amendments") to, among other things, set emissions standards for stationary and mobile pollutant sources and establish targets, standards and procedures for reducing human and environmental exposure to a range of pollutants generated by industry in general and transportation in particular. Among other mandates, the 1990 Amendments require businesses that maintain centrally fueled fleets of 10 or more vehicles in certain heavy smog locations to convert, either through new vehicle purchases or by converting existing vehicles, a portion of their fleet to clean burning alternative fuels. These laws specifically include the diesel and natural gas dual fuel system as an alternative fuel and specify actions that fleet operators must take in order to comply and timetables for doing so.

         Similarly, the Energy Policy Act of 1992 (the "Energy Act") was created to accelerate the use of alternative fuels in the transportation sector. The Energy Act mandates the schedule by which Federal, state and municipal vehicle fleets must incorporate alternative fueled vehicles into their overall vehicle mix. This has significant ramifications for the military, which operates thousands of diesel vehicles, and for the state departments of transportation, which operate tens of thousands of diesel powered dump trucks and related highway service and repair vehicles, plus the tens of thousands of vehicles operated by the private contractors who support these agencies.

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

         Engine Certification

         In order to qualify for U.S. Federal and state grants and tax benefits, the reduction in polluting emissions that result from the Digital Fuel System must be certified by independent testing agencies, and approved by the Environmental Protection Agency (EPA) or the California Air Resources Board
(CARB). Moreover, we will need to certify each engine family with respect to which we intend to market the Digital Fuel System. An "engine family" is generally one manufacturer, displacement, or horsepower type of engine, and the same engine model may considered a different "family" in different manufacturing years. We may also be required to obtain separate engine certification depending upon whether an engine has an electric ignition or a compression ignition.

         We currently have CARB certification for our Mechanical Fuel System on older model-year four-stroke heavy-duty vehicles 1993 and older excluding those equipped with self-compensating or electronic fuel pumps. Upon successful completion of the testing of our Digital Fuel System at the University of West Virginia, as mentioned above, we intend to certify our Digital Fuel System with respect to as many engine families as our financial resources will permit, beginning with the most popular engines. We expect that the cost to certify an engine will generally be between $50,000 and $75,000. Testing requires about 30 days, including set up and tear down. The Environmental Protection Agency typically issues reports of the results and certifications within 60 days following the testing.

Manufacturing & Inventory

         We currently utilize contract manufacturers for key components of the Digital Fuel System and assemble the components in-house. In order to operate converted vehicles on natural gas, natural gas storage tanks must be installed on the converted vehicle. We do not include gas storage vessels in our conversion kit. The customer purchases these separately from a number of companies who manufacture them, or from us at the customer's request.

Marketing and sales.

         To date, we have initiated marketing and sales activities on only a limited basis and only with respect to the Mechanical Fuel System. We do not expect to initiate any marketing and sales efforts with respect to the Digital Fuel System until we receive EPA or CARB certification for specific engine families.

Employees

         As of May 10, 2002, the Company employed six persons on a full-time basis, of which five were engaged in research and development and one is engaged in administrative, clerical and accounting functions. We also employee three consultants and two part time employees dedicated to research and development. To implement our business strategy, we will have to hire additional personnel in 2002, although we cannot predict with certainty when or if we will do so. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement.

Intellectual Property

         Our success depends to a great extent on our ability to protect our intellectual property. We license our core intellectual property pursuant to a license agreement between the Company and the Davis Family Trust which is filed as an exhibit hereto (as amended, the "License Agreement"). The initial patent upon which the Company based its technology (U.S. Patent #4,479,466), was granted was granted to Frank Davis, who presently serve as a senior consultant to the Company on October 30, 1984, for "[a] natural gas and air mixing device for allowing the combustion of a mixture of natural gas and air in a conventional internal combustion engine." Although this device was designed specifically for the purpose of using natural gas to power a gasoline engine, it set the stage for future work to develop conversion kits that would permit diesel engines to operate on a mixture of diesel and natural gas.

         Frank Davis and his son, Robby Davis, presently an employee of the Company, were also granted three additional patents for mixing devices. Two were issued in 1991 and the third in 1994. All three described apparatuses for introducing a mixture of air and gaseous fuel into internal combustion engines and the method or process by which that is done. Further, in December 6, 1994, Frank Davis and Robby Davis were issued United States Patent # 5,370,097 for a "Combined Diesel and Natural Gas Engine Fuel Control System and Method of Using Such" for an internal combustion engine. This patent describes using a control means to insert the gaseous fuel in response to engine speed and load. This is the base patent upon which we now rely. Each of these patents was subsequently assigned to the Davis Family Trust.

         In addition, Frank Davis and Robby Davis have obtained foreign patents
(PCT) in Germany and the United Kingdom, and have assigned their interests in these patents to the Davis Family Trust.

         Pursuant to the License Agreement between the Company and the Davis Family Trust, as amended, we maintain the exclusive rights to utilize and exploit each of the five patents, including marketing and selling, within the United States, Canada, Mexico, Egypt and South America. Pursuant to the terms of the License Agreement, we are required to pay a royalty of $21 per patent per unit sold during the life of four of the patents and $150 per unit sold on a fifth patent for a dual fuel control system (collectively, the "Original Royalties"), which amounts are subject to adjustment annually to reflect changes in the consumer price index. In accordance with the terms of the License Agreement, the Original Royalty is increased at certain points by an amount equal to $79 per patent per unit (the "Additional Royalty"). The Additional Royalty shall be payable until such time as the amount of any Additional Royalty generated from the sale of units shall aggregate $150,000 plus accrued interest calculated at the rate of 12% per annum. To date, operations have not reached the threshold levels of revenues necessary to result in royalties. After such time as this amount is paid, the royalty reverts to the original royalty as adjusted to reflect increases in the consumer price index.

         The License Agreement, and the rights granted thereunder, expires upon the expiration of the underlying patents, and any extensions thereof. In addition, the License Agreement can be terminated earlier in the event that, among other things,:

o We are adjudicated bankrupt or insolvent, enter into a composition with creditors, make an assignment of all or substantially all of our assets for the benefit of our creditors or if a receiver is appointed for our assets;

o    We refuse to produce or manufacture, sell or market the Digital Fuel
     Systems;

o    We fail to pay the royalties when due; or

o    A material breach by us or our affiliates of the License Agreement.

         We rely primarily on a combination of copyright and trade secret protection together with the protections under the Licensing Agreement and nondisclosure and confidentiality agreements to establish and protect our proprietary rights. The patent protection afforded to our licensed intellectual property is uncertain and may involve complex legal and factual issues. With respect to the pending international patents assigned to the Davis Family Trust, there can be no assurance that such patents will be issued or, if issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, there can be no assurance that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to our trade secrets or technology, or that we can adequately protect our intellectual property rights.

Competition

The market for our products is rapidly evolving and highly competitive. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

o Advanced Engine Components, Ltd. This Australian company markets a control unit and other proprietary parts that are necessary to convert a diesel engine to dedicated natural gas.

o Clean Air Partners ("CAP"). CAP is a California based technology research organization that developed the closed-loop system of using natural gas together with diesel fuel to create a lower emission diesel engine. CAP has provided this technology to Caterpillar for both OEM and after-market applications through its dealer network and to some smaller diesel engine after-market products companies.

o Caterpillar. Caterpillar offers two OEM dual fuel engines. Both are open-loop systems that operate on one, pre-set mixture of diesel and natural gas.

o Westport Innovations, Inc. ("Westport"). Westport is headquartered in Calgary, Alberta, Canada manufactures an after-market kit to convert an existing vehicle electronic engine to dual fuel. Westport is a publicly traded company on the Canadian Stock Exchange.

In addition we also compete indirectly with product types that impact negatively on our market, including:

o OEM Dedicated Natural Gas Fuel Systems. Many diesel engine manufacturers offer an engine alternative that runs exclusively on natural gas. These single-fuel (natural gas) engines cost, on average, between $35,000 and $50,000 more than the same engine in diesel-only form. The major reason for this incremental cost difference is that conversion of a diesel engine so that it operates only on natural gas requires the incorporation of a complete spark plug and ignition system. In addition, because the all-gas mixture explodes much more violently upon ignition, the pistons have to be extensively modified to reduce the compression ratio. In addition to the front-end incremental expense, these engines have higher maintenance costs and shorter lives.

o Bio-Diesel Fuel. In addition to natural gas/diesel, bio-diesel is another alternative fuel that has been characterized as clean burning. This fuel is a mixture of diesel and a vegetable oil. Several such oils are available in the market. Bio-diesel fuel requires no engine conversion for use. At approximately $3.00 per gallon, however, it is much more expensive than alternative fuels, and cost-prohibitive to most operators. It is used and sold primarily as a mixture of 20% bio and 80% diesel and is identified as B20. Our dual fuel conversion system can be used with vehicles operating with B20 biodiesel. Another issue associated with bio-diesel fuel is the odor it emits, which, depending on the specific oil that is being used, can be unpleasant.

o Hydrogen Fuel Cells. A large number of companies, including most major automobile manufacturers, are currently seeking to develop viable hydrogen fuel cell vehicles. When vehicles are fueled with pure hydrogen, they are considered to be zero emission vehicles. To our knowledge, to date, such technology has only been applied to passenger vehicles, and not to heavy-duty trucks.

         We believe that the principal competitive factors on which we compete in our markets are the quality of our technology and the price of our units, we also expect to compete based upon our customer service.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently occupy leased space located in (i) an industrial park which consists of approximately 6,000 square feet of combination office and warehouse space located at 4851 Georgia Highway 85, Suite 211, Forest Park, Georgia 30050, pursuant which lease expired in April 30, 2002. We are currently negotiating to renew such lease with our landlord.

         In addition, Alternative Fuel Technologies, Inc., our wholly-owned subsidiary, leases 4,000 square feet of office, garage and warehouse space located 432 East Main Street, Endicott, NY 13760, and a 200 square feet office located at 125 Mohican Avenue, Buffalo, NY 14211. We are currently negotiating with a third party to dispose of all of the assets of AET, including these leases.

         We believe our existing facilities are adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS

            On May 17, 2002 we were served with a complaint that was filed in the Supreme Court of the State of New York, County of Broome, on May 14, 2002. The lawsuit alleges, among other things, that Alternative Energy Technologies, Inc., our wholly-owned subsidiary ("AET"), has defaulted in its payment of approximately $190,000 remaining due under a promissory note issued to New York State Electric and Gas Company ("NYSEG") in connection with AET's acquisition of certain assets from NYSEG. Payment of the note is secured by a security agreement between NYSEG and AET and guaranteed by Save On Energy. Copies of the note, security agreement and guaranty have all been filed as exhibits. We intend to vigorously defend against these claims and to assert certain counterclaims against NYSEG. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

            We are unaware of any other pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2001 no matters were submitted to a vote of the shareholders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Market Information

On May 23, 2002 our common stock was delisted from the OTC Electronic Bulletin Board due to the Company's failure to file this annual report on Form 10-KSB in a timely fashion. As a result the company currently trades on the "Pink Sheets"

The Company is currently seeking to relist on the OTC Electronic Bulletin Board.

Prior to May 23, 2002 the Company's common stock had been quoted on the OTC Electronic Bulletin Board maintained by the National Association for Securities Dealers, Inc. (the "OTC Bulletin Board") under the symbol "SOEI" since April 2001. Prior to such time we traded on the "Pink Sheets" under the same symbol.

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

                                 High Bid Price          Low Bid Price
2000
First Quarter                        $3.50                  $0.8125
Second Quarter                         *                       *
Third Quarter                          *                       *
Fourth Quarter                         *                       *

2001
First Quarter                          *                       *
Second Quarter                        0.875                  0.25
Third Quarter                         0.85                   0.30
Fourth Quarter                        0.62                   0.15

------------------------------
     * During this period, our stock was quoted on the Pink Sheets and accurate trading prices are not available.

         As of May 8, 2002, there were 11,547,896 shares of common stock outstanding, 42,216.15 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 195,209.52 shares of Series B Preferred Stock (which are convertible into 2,272,238 shares of common stock).

         Shareholders

         As of May 10, 2002, the number of holders of record of our common stock was 75, with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

         Dividends

         We have not paid any cash dividends in the past and have no present intention of doing so. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon its future earnings (if any), financial condition, capital requirements and other factors, the company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends, except that the Company cannot pay dividends on its common stock unless a dividend is paid on the outstanding Series A and Series B preferred shares on an as-converted basis.

         Recent Sales of Unregistered Securities

In November 2001, we granted 15,000 warrants with a strike price of $0.01 per share to Joseph Burdette in consideration of certain services rendered. These warrants expire in 2004.

In November 2001, we granted 10,000 warrants with a strike price of $0.01 per share to Donna Henderson in consideration of certain services rendered. These warrants expire in 2004.

In November 2001, we granted 15,000 warrants with a strike price of $0.01 per share to Linda Davis in consideration of $5000 in cash and assets. These warrants expire in 2004.

In November 2001, we granted 40,000 warrants with a strike price of $0.01 per share to Michael Spearman in consideration of certain services rendered. These warrants expire in 2004.

In November 2001, we granted 40,000 warrants with a strike price of $0.01 per share to Evelyn Land in consideration of $16,000 in cash and assets. These warrants expire in 2004.

In November 2001, we granted 100,000 warrants with a strike price of $0.01 per share to John Davis in consideration of certain services rendered. These warrants expire in 2004.

In November 2001, we sold 15,000 shares of Common Stock to John Hancock in consideration of legal services rendered in the amount of $9,300.

In November 2001, we sold 10,000 shares of Common Stock to John Harper in consideration of cash and equipment with a value of $8,000.

In November 2001, we sold 5,000 shares of Common Stock to Jim Kendall in a private placement transaction for $5,000.

In November 2001, we sold 10,000 shares of Common Stock to Matt Matsukawa in consideration of certain engineering services rendered with a value of $7,500.

In December 2001, we sold 2,600,000 shares of Common Stock to SWI Holdings, Limited, a Bermuda Corporation, in a private placement transaction for $500,000.

All of these securities were issued in private direct transactions, exempt under
Section 4(2) of the Securities Act of 1933, as amended, Regulation S, or Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


         The following is management's discussion and analysis of significant factors which have affected our financial position and operations during the fiscal year ended December 31, 2000 ("Fiscal 2000") and December 31, 2001 ("Fiscal 2001"). This discussion should be read in conjunction with our financial statements and the accompanying notes appearing elsewhere in this report.

         Overview

         We are engaged in the research, development, manufacturing and marketing of high performance, low-emissions engine fuel systems that facilitates the use of natural gas as the primary fuel within existing diesel and gasoline engines. Our patented fuel system is a cost-effective solution to reducing sulfur, hydrocarbon particulate matter, and nitrogen oxides (NOx) from existing diesel engines, three of the major air pollution concerns. The flexible system design has been successfully configured to fit most diesel engine classes (vehicular and stationary generators) with little modifications.

Results of Operations - Comparison of Twelve Month Periods Ended December 31, 2001 and December 31, 2000

The following table sets forth certain statement of operation items as a percentage of net sales for the period indicated:

                                              Twelve Months
                                            Ended December 31:
                                     2001                        2000
                                     ----                       -----
Product Sales              $205,570        100%         $288,874      100%
Cost of Goods Sold         169,116         82%           173,265       60%
Gross Profit                36,454         18%           115,609      40%
Operating Expenses        2,115,339       1029%          979,836      321%
Other Income & Expense    (34,089)        (17%)          (77,407)    (45%)
Income Tax                   ---           ---             ---        ---
Loss                    $(2,112,974)     (1028%)       $(941,634)    (326%)

Product Sales


         Product sales decreased from $288,874 during the year ended December 31, 2000 to $205,570 during the year ended December 31, 2001. Product sales of our Mechanical Fuel System and related components during the years ended December 31, 2001 and 2000 amounted to $190,555 and $288,874, respectively. Product and service sales of AET, originating from our December 11, 2001 acquisition, and which relate principally to contract services, amounted to $15,015. As a result of the subsequent suspension of this business future sales from AET are expected to be minimal. We are presently negotiating with a third-party to dispose of the assets of Alternative Fuel Technologies, Inc. for nominal consideration.

         Approximately 22 Mechanical Fuel Systems were sold in 2000 and about 10 systems were sold in 2001. This decrease was due mainly to our focus away from sales and towards research and development with respect to our Digital Fuel System and raising capital. We believe that the Digital Fuel System will produce greater market appeal and better facilitate engine customization and EPA certification In conjunction with a major fleet operator, we have recently completed emissions testing of our Digital Fuel System at the University of West Virginia's Emissions Testing Laboratory, and we expect to have the definitive results from such testing by the end of May. Thereafter, we expect to begin the EPA certification process for our Digital Fuel System with respect to certain engine families. The remaining revenues resulted from the sale of gasoline bi-fuel conversion kits, part kits for dedicated diesel fuel vehicles, and installation of conversion kits and sales of fuel tanks.

Cost of Product Sales

         Cost of product sales decreased from $173,265 during the year ended December 31, 2000 to $169,116 for the year ended December 31, 2001. As a percentage of sales cost of product sales increased from 60.0% during the year ended December 2000 to 82.2% for the year ended December 31, 2001. The increase in this percentage is attributable to the mix of product sales in each period. As noted in the preceding paragraph, higher margin Mechanical Fuel System sales decreased from 22 in 2000 to 10 in 2001. Sales of lower margin component and service parts contributed a greater amount of 2001 product sales. Subsequent to December 31, 2001, the Company implemented price increases on its Mechanical Fuel Systems that are expected to improve overall profit margins.

Professional and Outside Services

         Professional and outside services increased from $257,574 during the year ended December 31, 2000 to $1,091,795 during the year ended December 31, 2001. The increase during 2001 related to higher levels of financial, legal and consulting services that the Company required to address relatively flat capital markets, merger and acquisition activities, corporate legal matters and additional product development activities. In addition, AET, which commenced operations on December 11, 2001 incurred $56,612 in legal and professional services related to the acquisition, corporate and other general legal matters. Because of the shortage of capital, the Company compensated professionals and consultants with 1,430,360 shares of common stock, valued at $626,764 and certain warrants with an aggregate value of $248,471. Securities issued for services were valued at fair value on the dates of issuance, using the closing market prices for stock issuances and the Black-Scholes model for warrants. The Company continues to engage the support of consultants to address its financial and legal needs. Future levels of professional and outside services are largely dependent upon the success in raising capital and promptly resolving legal matters.

Other Operating Expenses

         Other operating expenses increased from $478,784 during the year ended December 31, 2000 to $451,399 for the year ended December 31, 2001. Other operating expenses include rents, utilities, insurance, office expense and research and development. Approximately, $40,600 of the increase in 2001 related to AET. The Company endeavors to curtail its operating costs and will continue to make efforts to develop cash savings where possible.

Research and Development

         Research and development expense, which is included as a component of other operating expenses decreased from $34,281 during the year ended December 31, 2000 to $16,344 during the year ended December 31,

2001. Research and development in alternative fuel technologies are an important component of the Company's operation and, if practicable, will continue at these or higher levels.


Salaries and Wages

         Salaries and wages decreased from $177,392 during the year ended December 31, 2000 to $168,086 during the year ended December 31, 2001. The decrease is attributable to reductions in headcount and workload.

Impairment Charges

            On December 11, 2001, the Company, through its wholly owned subsidiary, Alternative Energy Technologies, Inc. ("AET"), completed the acquisition of certain assets of New York State Electric & Gas Corporation ("NYSEG"). The acquisition included substantially all of NYSEG's assets relating to its natural gas vehicle service, maintenance and construction business. Simultaneously with the closing of the acquisition, the Company entered into a Service Agreement with NYSEG pursuant to which, among other things, the Company agreed to maintain NYSEG's natural gas refueling facilities for a period of four years. The new company was originally expected to provide customers with heavy-duty vehicle natural gas conversion equipment, facility and equipment maintenance, training, consulting, and infrastructure design construction services.

            The transaction was accounted for as a purchase transaction. The aggregate purchase price of $355,300 consisted of $30,000 in cash, a seller note payable in the amount of $307,800 and expenses of $17,500. The purchase price was allocated to the net assets acquired based upon their respective fair values. An amount of $191,000 was allocated to inventories and $146,000 was allocated to equipment. This allocation resulted in the recognition of $18,300 of goodwill, which management originally intended to amortize over five years.

            The newly acquired subsidiary required unexpected funding of approximately $90,805 from the period from December 11, 2001 to December 31, 2001, and additional funding appeared necessary to sustain its operations. As a result, management, with the concurrence of the Board of Directors, has decided to dispose of the operation by sale at a nominal price or abandonment. As a result, the net assets of the acquired company, amounting to $355,330, were charged to operations as an impairment charge in the fourth quarter of 2001.

Interest Expense

         Interest expense increased from $78,233 during the year ended December 31, 2000 to $167,711 during the year ended December 31, 2001. Interest expense in 2001 includes a non-cash charge of $139,000 as discussed below. Excluding the non-cash charge, interest expense decreased during 2001 by $49,522, to $28,711, which was attributable to the conversion of $380,000 face value 12% convertible notes payable early in the year ended December 31, 2001 into common stock.

            During the year ended December 31, 2001, the holders of 415,000 face value in 12% convertible notes exercised an improved conversion offer by the Company. The improved conversion offer provided for the a conversion price lower than that stipulated in the underlying debt agreements, plus the payment of accrued interest with common stock. Pursuant to this offer, the Company issued 1,164,786 shares of common stock to convert $460,324 of debt principal and accrued interest. The fair value of the additional shares issued under the induced conversion amounted to $139,000, which was charged to interest expense.

            During December 2001, the Company entered into a promissory note of $307,800 in connection with the AET acquisition. As of December 31, 2001, the balance due on the note amounted to $237,800. This note will contribute to future levels of interest expense until it is paid off. As of the date of filing, the Company has been unable to make the required payments under this promissory note, and continues to accrue interest based upon the outstanding balance.

Extraordinary Item

         During the year ended 2001, the Company exchanged 282,000 shares of common stock for certain payables, with a book value of $131,670, that were related principally to legal and outside consultants. The value of the common stock used for accounting purposes represented the closing market price on the date of issuance, or $70,500. The gain from extinguishments of these liabilities of $61,170 has been reported as an extraordinary item in the accompanying financial statements.


Results of Operations - Comparison of Twelve Month Periods Ended December 31, 2000 and December 31, 1999

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


         Our revenues during Fiscal 1999 and Fiscal 2000 resulted primarily from sales of the our Mechanical System Technology dual fuel system kits. Approximately 48 such kits were sold in 1999 and about 22 systems were sold in 2000. Our remaining revenues resulted from the sale of gasoline bi-fuel conversion kits, part kits for dedicated diesel fuel vehicles, installations of conversion kits and sales of fuel tanks.

         Our revenues decreased from $560,124 in Fiscal 1999 to $288,874 in Fiscal 2000. This decrease was due mainly to our focus away from sales and towards perfecting and certifying our technology and raising capital. There was only a very minor change in our Cost of Goods Sold and our Gross Profit between the two periods.

         Our Operating Expenses rose by $245,078 between Fiscal 1999 and Fiscal 2000. This was due in large part to a significant increase in our consulting charges, which rose by $149,521 as a result principally of fees associated with our financing activities, an increase in our rental charges from $25,950 to $36,974 due principally to additional space we leased for operations, an increase in our research, development and product testing expenses from $3,155 to $34,281 due primarily to our drive-by-wire and L10 projects, an approximate doubling of our royalty and patent charges from $15,978 to $32,325 principally due to increased sales of our kits subject to our License Agreement with the Davis Family Trust, a 443% increase in our sales promotion, advertising and public relations expenditures from $5,847 to $25,924 due to our increased and expanded marketing activities, an increase in professional fees from $35,910 to $96,764 due principally to costs incurred in relation to the preparation and filing of our SB-2 registration statement covering the resale of certain outstanding securities.

         Our Other Interest Income and Expense, which consisted of Interest Expense, Interest Income, Loss on Litigation and Penalties on Tax deficiencies, decreased from $158,013 to $130,247 in Fiscal 2000 and Fiscal 1999, respectively. This was primarily the result of a Loss on Litigation experienced in 1999, a large expense associated with penalties on tax deficiencies in 2000, and an increase in Interest Expense from $35,489 to $78,233 as a result of our issuance of $380,000 in 12% convertible notes as of November 1999 through May 2000.

 Liquidity and Capital Resources

Going Concern

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern for a reasonable period, not to exceed one year. As reflected in the financial statements, the Company has incurred significant losses from operations during all periods presented and has a significant working capital deficiency as of December 31, 2001. In addition, the Company is in default under two debt agreements with outstanding balances amounting to $385,800. Substantially, all of the Company's assets and intellectual properties serve as security for these obligations and one of the creditors has initiated an action to recover its $237,800 debt. The Company has also sustained turnover in key management roles during 2001 and, to date in 2002. These conditions raise substantial doubt about the Company's ability to continue.

         The Company's ability to continue is dependent upon the current management's ability to raise sufficient capital to fund operating losses and, ultimately, achieve profitable operations. The current management raised $500,000 during December 2002 that was received between December 11, 2001 and January 14, 2002. Also, as discussed in Note 11 to the accompanying consolidated financial statements, additional proceeds of $435,000 were received in connection with the sales of securities subsequent to December 31, 2001. Of this amount, approximately $855,000, was received by SWI Holdings Limited, a private investment company for whom Wolfgang Wacker, our former director, serves as President. In addition, the new management has taken action to dispose of the AET acquisition (See Note 4 to the consolidated financial statements) that was acquired December 11, 2001 because of its draw on capital.

         The Company will require a significant amount of additional capital in order to complete the engineering and development of the Digital Fuel System, obtain EPA and/or CARB certification on at least two engine families, build a management infrastructure, initiate our sales and marketing campaign, and manufacture our Digital Fuel Systems. There can be no assurance that SWI, or any other investor, will continue to purchase shares of our capital stock on acceptable terms, or at all, or that we will otherwise be able to obtain such capital. If we fail to raise capital on acceptable terms, our business could be substantially harmed or we could be forced to cease operations.

Operating Activities

         Operating activities used cash of $797,490 during the year ended December 31, 2001 compared to $467,880 during the year ended December 31, 2000. Cash used in operating activities was substantially lower than reported net loss of $2,112,974 primarily as a result of the following non-cash charges to operations during the period: $875,235 related to common stock and warrants issued for services; $355,330 related to the aforementioned impairment of AET; $139,000 related to non-cash interest expense; and, $48,945 related to the depreciation and reserve of operating assets. Other changes in operating assets resulted in net uses of cash to settle liabilities and accrued expenses.

         The Company's cash flow during 2001 and liquidity have benefited greatly by its ability to use common stock and warrants to pay operating expenses. There can be no assurance that vendors will continue to accept such securities as payment for services.

Investing Activities

         Investing activities used cash of $53,640 during the year ended December 31, 2001 compared to $38,711 during the year ended December 31, 2000. Purchases of equipment and leasehold improvements have been curtailed to a minimal level. Such purchases amounted to $6,140 during 2001 compared to $38,711 during 2000. The Company also used $47,500 of cash to acquire AET, in addition to a promissory note of $307,800.

         The Company currently has no material capital commitments. However, the Company will require a significant amount of additional capital in order to complete the engineering and development of the Digital Fuel System, obtain EPA and/or CARB certification on at least two engine families, build a management infrastructure, initiate our sales and marketing campaign, and manufacture our Digital Fuel Systems.

Financing Activities

         Financing activities provided cash of $842,527 during the year ended December 31, 2001 compared to $385,032 during the year ended December 31, 2000. During the year ended December 31, 2001, the Company generated cash with the private sales of 5,312,500 shares of common stock for net proceeds of $917,492. Additional subscription proceeds of $200,000 related to these sales of common stock was received in January 2002. Cash was used in financing activities to make payments on notes payable amounting to $74,965, of which $70,000 related to the AET seller promissory note and the remainder related to equipment loans.

         On December 10, 2001, the Company completed the private placement of 2,600,000 shares of common stock (included in the total 5,312,500 shares referred to above) and warrants to purchase 250,000 shares of common stock for $0.50 each, to SWI Holdings, Limited ("SWI"), a Bermuda company, for an aggregate purchase price of $500,000. The Company received $300,000 of the proceeds on December 10, 2001. The balance of $200,000 was recorded as a subscription receivable and was received on January 14, 2002. Pursuant to the Company's Stock Purchase Agreement with SWI, SWI has the right during the period between December 31, 2003 and June 30, 2004 to require the Company to purchase up to 2,500,000 of these shares at a price of $0.20 per share (the "Put Option"). The Put Option will automatically terminate in the event that the Company (i) completes a financing of in excess of in excess of $2.0 million in gross proceeds at an offering price per share of not less than $0.40 or (ii) completes a merger or other business combination pursuant to which the common stock is valued at a price per share of not less than $0.40. The Company's obligations under the Put Right are secured by a lien in favor of SWI on all of the Company's assets. The value associated with the put option, amounting to $500,000, has been reclassed to the caption "redeemable securities" in the accompanying balance sheet.

         During the year ended December 31, 2001, the holders of 415,000 face value in 12% convertible notes exercised an improved conversion offer by the Company in settlement of their notes. The improved conversion offer provided for the a conversion price lower than that stipulated in the underlying debt agreements, plus the payment of accrued interest with common stock. Pursuant to this offer, the Company issued 1,164,786 shares of common stock to convert $460,324 of debt principal and accrued interest.

            During December 2001, the Company financed $307,800 of the total NYSEG purchase price of $355,300 with a seller note payable. As of December 31, 2001, the balance on the promissory note was $237,800. The Company did not meet the payment terms on the promissory note payable to NYSEG, discussed in Note 4, which has a remaining balance of $237,800. The promissory note is secured by the acquired assets and is guaranteed by the Company. NYSEG has not waived its rights under the promissory note and, on May 21, 2002 commenced an action to seek recovery of remaining amounts due. The case is in its early stages and management is currently attempting to assess the matter. However, the outcome of this contingency could have a material adverse affect on the Company. Also see the section entitled "Working Capital Deficiency", below, regarding the Company's default on this note.

         The Company did not meet the December 1, 2001 payment date on a bank note payable, which has a balance of $148,000. The creditor has not waived its rights under the credit agreement, but has not commenced actions against the Company for recover. There can be no assurance that the bank will not seek recovery and that event could have a material adverse affect on the Company.

Working Capital Deficiency

         The Company has a working capital deficiency of $921,694 as of December 31, 2001 ($1,145,836 at December 31, 2000). Current assets decreased from $201,230 at December 31, 2000 to $143,739 at December 31, 2001, due to lower inventory and cash levels. Current liabilities decreased from $1,347,066 at December 31, 2000 to $1,065,433 at December 31, 2001. Current liabilities decreased principally as a result of non-cash conversions. Current liabilities decreased from (i) the conversion of convertible notes and interest amounting to $460,324 to common stock (ii) the settlement of $131,670 of liabilities for common stock, and (iii) the settlement of a litigation matter that resulted in a reduction in the related accrual by $70,000. Current liabilities increased as a result of the remaining balance of $237,800 on the promissory note related to the NYSEG acquisition.

         Projected operations for periods during 2002 are not currently expected to produce sufficient cash to provide for the timely liquidation of accounts payable in the normal course of business. In addition, the Company is in default on payment terms of notes payable to NYSEG and a bank creditor. On May 14, 2002, NYSEG commenced an action against the Company to obtain payment. The outcome of this action and any action that may be brought by the bank creditor cannot yet be predicted. However, these contingencies could have a material adverse affect on the Company.

Estimates, Critical Accounting Policies and Recent Accounting Pronouncements

Estimates and Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, disclosure of contingent amounts, and the amounts of revenue and expenses. Significant estimates included in the accompanying financial statements include the estimate of bad debt allowances and inventory reserves. While actual results could differ from these estimates, management believes that the estimates are reasonable. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to determine the accounting policies appropriate for the Company and assure their consistent application. Currently, management does not believe that there are any accounting policies that are particularly sensitive to changes in conditions that are outside the control of the Company.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. As of December 31, 2001, the Company has charged the net assets of its entire recent acquisition to operations, as impaired. However, the Company is currently reviewing other acquisition or merger candidates to which this standard may apply.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of the carrying amount or fair value, less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial condition, and cash flows.

         In April 2002, the FASB issued SFAS No. 145 covering, among other things, the recission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS No. 4, SFAS No. 145 eliminates the requirement to classify debt extinguishment as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, early application of the standard is encouraged. As discussed in Note 7 to the accompanying consolidated financial statements, the Company has reported the gain from the extinguishment of certain indebtedness as extraordinary. As a result of having reported this event as extraordinary in previous quarterly filings, this presentation has been continued in this annual report.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A History Of Losses And May Never Achieve Profitability.

         We have incurred net losses since our inception. At December 31, 2001, our accumulated deficit was $4,591,863. We anticipate that we will continue to incur additional operating losses in the near to mid-term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

Our Auditors Have Determined That There is Uncertainty As To Our Ability to Continue As A Going Concern.

         Our auditors, Aidman Piser, & Company, P.A. have modified their report on our financial statements for the year ended December 31, 2001 to emphasis (i) substantial doubt surrounding the Company's ability to continue as a going concern for a reasonable period and (ii) defaults on our certain of our indebtedness that have gone uncured and, in one instance, has resulted in an action against the Company. These matters are discussed in our consolidated financial statements included elsewhere in this annual report.

Our Auditors Have Communicated That There are Material Weaknesses in Our Internal Controls

         Our auditors, Aidman, Piser & Company, P.A. have informed the Company's management, counsel and its Audit Committee that they believe we lack the financial processes, internal controls and personnel to provide timely and accurate financial reporting that is necessary for public reporting. A material weakness in internal control is a condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Recent personnel changes may interfere with our operations.

         Recently we have experienced significant changes at the senior management and Board of Directors levels. Robert Stiles, our former President and a member of the Board of Directors, resigned from his positions in March of 2002. We are presently seeking to find a replacement for such officer position. In addition, we have experienced significant changes at the board of directors level. Messrs. Wacker, Perry and Erwin each resigned from their positions on our Board of Directors during the first half of 2002 and Mr. Issa Al-Muzaini was appointed to our Board during such period.

         If we do not successfully attract and retain skilled personnel for Board of Director, management and other key personnel positions, we may not be able to effectively implement our business plan.

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

We Have Limited Resources To Devote To Product Development And
Commercialization.

         We have only recently completed development of our Digital Fuel System and have not yet received EPA or CARB certification with respect to any engine families. Because we have limited resources to devote to product development and commercialization, any delay in the development or certification of our Digital Fuel System will have a material adverse effect on our business and prospects. Moreover, if we fail to rapidly achieve market acceptance for our Digital Fuel System, our business could be substantially harmed.

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

We License Our Proprietary Technology from a Third Party and such Technology May Not Be Adequately Protected From Unauthorized Use By Others, Which Could Increase Our Litigation Costs.

         Our success depends to a great extent on our ability to protect our intellectual property. We license our core intellectual property pursuant to a license agreement between the Company and the Davis Family Trust which is filed as an exhibit hereto (as amended, the "License Agreement") and the License Agreement is terminable under certain circumstances.

         Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pursuant to the License Agreement, we have licensed certain patents from the Davis Family Trust. We cannot assure you that any of our licensed technology rights will offer protection against competitors with similar technology. We cannot assure you that the patents covered by the License Agreement will not be challenged, invalidated or circumvented in the future or that the rights created by those patents will provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

We Have Limited Manufacturing Experience and Capacity and Will Rely Upon Third Party Contract Manufacturers Who Have Not Yet Been Contractually Secured

         To be successful, we must manufacture, or contract with a third party for the manufacture of, our current and future products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. In the past, the control boxes and other key elements used for our conversion kits are received from a single source, Ambac International Corporation, with whom we have been involved in a dispute over outstanding balances. Accordingly, should we not timely secure an alternate contract manufacturer, or for some reason we are no longer able to obtain the control boxes or other key elements from our supplier, we will not be able to produce or will be delayed in producing conversion kits for sale or distribution, which could cause delays in our operation or sales or make continued operation or sales unprofitable.

The nature of our products subjects us to product liability risks.

         Our product and services relate to fuel system components which handle or come into contact with natural gas which is highly combustible. A malfunction of or design defect in certain of our products or improper design, construction, installation or servicing of facility and equipment infrastructure could result in liability, tort or warranty claims. Although we attempt to reduce the risk of exposure from such claims through warranty disclaimers and liability limitation clauses in our sales agreements and by maintaining product liability insurance, we cannot assure you that these measures will be effective in limiting our liability for any damages. Any liability for damages resulting from product malfunctions or services provided could be substantial and could have a material adverse effect on our business and operating results. In addition, a well-publicized actual or perceived malfunction or impropriety involving our products or service could adversely affect the market's perception of our products in general, regardless of whether any malfunction or impropriety is attributable to our products or services. This could result in a decline in demand for our products and services, which would have a material adverse effect on our business and operating results.

A Public Market For Our Shares May Not Be Sustained And The Price May Fluctuate.

         On May 23, 2002 our stock was delisted from the OTC Bulletin Board as a result of our failure to file an annual report on form 10-KSB. Our stock is publicly traded in the "pink sheets" under the symbol "SOEI". The closing bid price as of May 22, 2002 was $0.03. There can be no guarantee that the current price can be maintained or be expected to increase in value. Although there can be no assurance we expect to become listed on the OTC Bulletin Board maintained by NASDAQ. If for any reason our common stock does not become listed on the OTC Bulletin Board, or if it becomes listed and at some point thereafter is no longer listed, purchasers of the shares may have difficulty selling their common stock should they desire to do so. In either case, we intend to apply to have our common stock approved for quotation on the NASDAQ SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As of the date hereof, however, the Company is not eligible for inclusion on NASDAQ or for listing on any national stock exchange. All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the NASDAQ application standards. Unless the Company is able to increase its net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ.

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

We May Issue Preferred Stock With Certain Preferences May Depress Market Price Of The Common Stock.

         The Board of Directors may designate additional series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock, if previously issued, voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of Uncommon Media Group's common stock even prior to any such designation or issuance of preferred stock. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of Save On Energy, Inc. or other take-over attempt and could adversely materially affect the rights of holders of shares of the common stock.

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

The Limited Availability Of Alternative Fueling Stations Can Hinder Our Ability To Market Our Products.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 6, 2001, we filed a current report on Form 8-K to report a change in certifying accountants with the firm of Jack Kane & Co., P.C. being replaced by Aidman, Piser & Company, P.A. effective as of August 6, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name                      Age          Position and Office Held
----                      ---          ------------------------
Ricky Davis               39           Director and Chief Financial Officer
Jeffrey Davis             36           Secretary
Issa Al Muzaini           42           Director

Ricky Davis. Director of the Company since October 2001. Before that he served as the Company's Chief Financial Officer and Treasurer since 1996. Prior to joining Save, Mr. Davis was employed by Combustion Labs, Inc. for three years as a technician working with gasoline to natural gas conversions, for four years as the Office Manager of a large mechanical contractor and ran his own mechanical/electrical contracting business for 6 years. Mr. Davis studied Business Management and Marketing at Griffin Area Tech, Atlanta Georgia.

Jeffrey F. Davis. Secretary. Prior to joining Save, Mr. Davis was employed by Clayton County, Georgia, working primarily in the transportation and development group. He holds an AA degree in Business Administration from Clayton State College where he was named to the deans list.

Issa Al Muzaini. Director of the Company since February 2002. Mr. Al Muzaini is a consultant on the Kuwait Stock Exchange and has been actively involved in all its activities for the last ten years. Prior to that, he worked as a civil engineer for a private company located in Kuwait. Mr. Al Muzaini holds a Bachelors Degree in Civil Engineering from St. Martins College, Washington and a Masters Degree in Financial Management.

Frank Davis. Senior Consultant and Product Research and Development Coordinator since 1996. Mr. Davis presently serves in a consulting capacity and is responsible for certain technical development, including the drive-by-wire engine conversion kits, as well as many general business and strategic matters. In 1980, he founded, and until 1996 served, as Chief Executive Officer of Combustion Labs, Inc., where he conducted research and development related to converting gasoline and diesel engines to run on natural gas or bifuel. Frank Davis is the father of Robby F. Davis, Jeffrey Davis and Ricky Davis.

ITEM 10.   EXECUTIVE COMPENSATION.

Executive Compensation

         The Company did not have any executive officers whose annual compensation was in excess of $100,000 for the fiscal year ended December 31, 2001. The Board of Directors and stockholders of the Company have ratified and approved the Save On Energy, Inc. 2001 Stock Option Plan (the "Plan") for which the Company has reserved 2,000,000 shares of Common stock for issuance upon the exercise of qualified and non-qualified stock options granted under the Plan to employees, advisors, consultants and Directors of the Company at prices and on terms which have not been determined. As of December 31, 2001 no options had been issued under the Plan.

         The following table sets forth summary information regarding compensation paid by the Company for the years ended December 31, 1999, 2000 and 2001 to the two persons who served as our chief executive officer during such period.

                         Long-Term Annual Compensation

                                                                                                               Securities
                                                                                            Other Annual       Underlying
    Name and Principal Position            Year           Salary            Bonus           Compensation      Options (#)
    ---------------------------            ----           ------            -----           ------------      -----------

Robby Davis                                2001         $43,967 (1)          -0-                 -0-              -0-
    Former President and Chief             2000         $41,965               $2,000             -0-              -0-
   Executive Officer                       1999         $39,811               $2,000             -0-              -0-


Robert Stiles                              2001         $34,375 (2)          -0-                 -0-             30,000
     Former President  and
      Chief Executive Officer

-------------------------
 (1) Robby Davis served as President and CEO of the Company until July 17, 2001, at which point he continued to serve as an employee of the Company. The salary indicated represents Mr. Davis' total annual salary for 2001.
 (2) Mr. Stiles served as President of the Company from July 17, 2001 until his resignation in March 2002. The amount listed is the amount accrued pursuant to Mr. Stiles employment agreement from July 17, 2001 until December 31, 2001.
Only $6,250 of this amount was actually paid in Fiscal 2001.

         Director Compensation

We do not currently maintain any policy for compensating, or reimbursing expenses to, non-officer directors for attendance at meetings, and no non-officer directors received any such compensation or expense reimbursement.

 Information Concerning Stock Options

The following table provides information about the stock options granted to the named executive officer during the fiscal year ended December 31, 2001. We granted a total of 30,000 options to the named executive officers during the fiscal year ended December 31, 2001.

         Options Granted in Fiscal Year 2001

                                                  % of Total
                                                    Options
                Number of Shares     Date of       Granted to
               Underlying Options    Option      Employees in     Exercise
Name                 Granted           Grant      Fiscal Year       Price        Expiration Date

Robert Stiles        30,000          7-17-01          100%          $ .50               7-18-06

The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2001 and the value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year 2001.

        2001 Fiscal Year End Option Values

                   Number of Unexercised           Value of Unexercised
Name            Options at Fiscal Year End  in-the-money Option Fiscal Year End
----            --------------------------  -----------------------------------

Robert Stiles             30,000                            -0-


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth, as of May 10, 2002, the beneficial ownership of the Company's Securities by (i) each current member of the Board of Directors of the Company, (ii) the executive officer named in the Section entitled "Executive Compensation," above and (iii) all current directors and executive officers of the Company as a group. On May 10, 2002, the Company had 11,514,896 shares of common stock issued and outstanding. Unless otherwise indicated, the address of each stockholder is the address of the Company, which is 4851 Georgia Highway 85, Suite 211 Forest Park, Georgia 30050.

Title of Class                                  Name and                        Amount of
                                       Address of Beneficial Owner         Beneficial Ownership       Percent of Class
-------------                          ---------------------------         --------------------       ----------------
Common Stock                         Robby E. Davis                            357,000 (1)                  3.1%
Common Stock                         Robert Stiles                              30,000 (2)                    *
Common Stock                         Ricky Davis                               357,000 (1)                  3.1
Common Stock                         Jeffrey Davis                             357,000 (1)                  3.1%
Common Stock                         Davis Family Trust                        358,000 (1)                  3.1%
Common Stock                         Wolfgang Wacker                         6,204,098 (3)                 41.0%
Common Stock                         Issa Al Muzaini                               -0-                       --
Series A Preferred Stock             Wolfgang Wacker                           42,216.15 (4)                100%
Series B Preferred Stock             Wolfgang Wacker                          195,209.52 (4)                100%
                                                                               ----------
   All Current officers  and
directors as a group (4 persons)                                            6,561,098                      43.4%

----------------
*Less than 1%
(1) Robby E. Davis, our former Chief Executive Officer, Jeffrey Davis, our Secretary, and Ricky Davis, our Chief Executive Officer and a member of the Board of Directors, are siblings, and the children of Frank Davis, a senior consultant to the Company. Each of the Davis's disavows beneficial ownership of, or control over, the shares of common stock owned by their parents, siblings and the Davis Family Trust.
(2) Consists of an option to acquire up to 30,000 shares of the common stock of the Company, which option is presently exercisable.
(3) Consists of (i) 2,600,000 shares of common stock owned by SWI Holdings, Limited, (ii) a warrant to purchase up to 250,000 shares of common stock which was issued to SWI, (iii) 42,216.15 shares of Series A preferred stock owned by SWI which are presently convertible into up to 526,304 shares of common stock, (iv) 195,209.52 shares of Series B preferred stock owned by SWI which are presently convertible into up to 2,2272,238 shares of common stock and (v) a Secured Convertible Promissory Note held by SWI which is presently convertible into up to 555,556 shares of common stock. Mr. Wacker is the President of SWI.
(4) The Series A preferred Stock and Series B Preferred Stock is held by SWI Holdings, Limited. Mr. Wacker is the President of SWI.

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

         Sales of Securities to SWI Holdings, Limited

         Mr. Wolfgang Wacker, a former member of our board of directors, also serves as the President of SWI Holdings, Limited ("SWI"), a Bermuda corporation. SWI has made the following purchases of securities from the Company during the period that Mr. Wacker was a director:

o In December 2001, we sold 2.6 million shares of common stock and a warrant to purchase up to an additional 250,000 shares of common stock at an price per share of $0.50, to SWI for an aggregate consideration of $500,000.



o In January 2002, we sold 45,215.15 shares of Series A Preferred Stock to SWI for an aggregate consideration of $100,000

o During March and April 2002, we sold an aggregate of 195,209.52 shares of Series B Preferred Stock to SWI for an aggregate consideration of $205,000.

o In April 2002, we issued a six month Secured Convertible Promissory Note to SWI with a face value of $50,000, which accrues interest at 6% per annum. This note is convertible at to Common Stock at a rate $0.09 per share.

         We believe that the terms of each of these transactions were at least as favorable as those that we could have obtained from a third party.

         Loan to Frank Davis

         On January 1, 2002 the Company loaned to Frank Davis, a senior consultant to the Company, $38,000. Such loan was evidence by a Promissory Note issued to the Company which specifies repayment of the loan within five years with interest accruing at a rate of 8% per annum.

                                     PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON FORM 8-K.
(a) Exhibits:


Exhibit
No.      Description of Exhibit

2.1 Asset Purchase Agreement between the Company and New York State Electric & Gas Corporation, dated as of October 29, 2001, incorporated by reference to
     Exhibit 2.1 of the 8-K filed on December 26, 2001.

2.2 Secured Promissory Note in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to
     Exhibit 2.2 of the 8-K filed on December 26, 2001.

2.3 Security Agreement between the Company and New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to
     Exhibit 2.3 of the 8-K filed on December 26, 2001.

2.4 Guaranty from the Company in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to
     Exhibit 2.4 of the 8-K filed on December 26, 2001.

3.1 Articles of Incorporation of Save On Energy , Inc., incorporated by reference to Exhibit 3.1 to the SB-2 filed on March 23, 2001.

3.2 Amendment to Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.2 to the SB-2 filed on March 23, 2001.

3.3 By-laws of Save On Energy, Inc., incorporated by reference to Exhibit 3.3 to the SB-2 filed on March 23, 2001.

4.1 Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on February 19th, 2002.*

4.2 Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on May 7th, 2002.*

10.1 License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc. dated May 13, 1996, incorporated by reference to Exhibit 10.1 to the SB-2 filed on March 23, 2001.

10.2 Amendment to License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc, dated June 18, 1998, incorporated by reference to Exhibit 10.2 to the SB-2 filed on March 23, 2001.

10.3 Amendment to License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc. dated January 3, 2001, incorporated by reference to Exhibit 10.3 to the SB-2 filed on March 23, 2001.

10.4 Consulting Agreement between Save on Energy, Inc. and MBO, Inc. dated November 23, 2000, Trust and Electronic Fuel Control, Inc, incorporated by reference to Exhibit 10.4 to the SB-2 filed on March 23, 2001.

10.5 Exclusive Supply Agreement between Ambac International Corporation and Electronic Fuel Control, Inc. dated April 29, 1006, incorporated by reference to Exhibit 10.5 to the SB-2 filed on March 23, 2001.

10.6 Agreement re: International Fuel Systems, Inc. and Davenport, dated January 7, 2001, incorporated by reference to Exhibit 10.6 to the SB-2 filed on March 23, 2001.

10.7 Employment Agreement with Robert Stiles, dated July 17, 2001, incorporated by reference to Exhibit 10.1 of the 10-QSB filed on November 19, 2001.

10.8 2001 Stock Option Plan - Incorporated by reference to the 2001 Annual Proxy Statement filed October 1, 2001. 10.9 Stock Purchase Agreement between the Company and SWI Holdings, Limited, dated as of December 10, 2001 (Composite Version), incorporated by reference to Exhibit 10.1 of the 8-K filed on December 26, 2001.

10.10 Security Agreement between the Company and SWI Holdings, Limited, dated as of December 10, 2001, incorporated by reference to Exhibit 10.2 of the 8-K filed on December 26, 2001.

10.11 Convertible Secured Promissory Note issued to SWI Holdings, Limited, dated April 23, 2002.*

10.12 Security Agreement between the Company and SWI Holdings, Limited, dated as of April 23, 2002.*

------------------------------------------
* Filed herewith

(b) Reports on Form 8-K

         A Current Report on Form 8-K was filed with the SEC on August 8, 2001 disclosing the Company's change in its independent auditor.

         A Current Report on Form 8-K was filed with the SEC on December 26, 2001 disclosing the Company's acquisition of assets from New York State Electric & Gas Corporation.

                                   Signatures

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAVE ON ENERGY, INC.



By:/s/_Ricky Davis___________
------------------------------
Name:    Ricky Davis

Title:   Chief Financial Officer


Date:  May 30, 2002


 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date


_/s/ Ricky Davis____________  Chief Financial Officer             May 30, 2002
----------------------------
Ricky Davis                   (principal executive officer) and
                              Director

_/s/  Issa Al Muzaini_______  Director                            May 30, 2002
----------------------------
Issa Al Muzaini

                              SAVE ON ENERGY, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Aidman Piser & Company, P.A.                                      F2

Report of Jack Kane & Company, P.C.                                         F3

Consolidated Balance Sheets as of December 31, 2001 and 2000                F4

Consolidated Statements of Operations for the years ended December 31, 2001
     and 2000                                                               F5

Consolidated Statements of Stockholders' Deficit for the years ended
     December 31, 2001 and 2000                                             F6

Consolidated Statements of Cash Flows for the years ended December 31,
     2001 and 2000                                                          F7

Notes to Consolidated Financial Statements                                  F9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Save On Energy, Inc.

We have audited the accompanying consolidated balance sheet of Save On Energy, Inc. and Subsidiary ("Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Save On Energy, Inc. and Subsidiary at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has incurred significant operating losses, has a significant working capital deficiency and is in default on substantially all of its indebtedness. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans related to these conditions are also discussed in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 5, the Company is in default on notes payable aggregating $385,800. One creditor who is owed $237,800 has commenced a legal action against the Company to recover its balance due. The course of action of another creditor owed $148,000 is not currently known. The outcome of this matter could have a material adverse affect on the Company.


                                           /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
May 22, 2002

                                       F2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Save On Energy, Inc.

We have audited the accompanying balance sheet of Save On Energy, Inc., (Formerly Electronic Fuel Control, Inc.), a development stage company, as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Save on Energy, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations in its developmental stage. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                  /s/ JACK KANE & COMPANY, P.C.



New York, New York
March 23, 2001

                                       F3

                                        SAVE ON ENERGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2001 AND 2000

                                                                             2001                  2000
                                                                        ----------------      ---------------
ASSETS
   Current assets:
      Cash                                                                    $   5,604            $  14,207
      Accounts receivable, net of $16,600 and $7,150 of
         allowances for uncollectable accounts                                   24,710               28,688
      Inventories                                                               113,425              158,335
                                                                        ----------------      ---------------
                                                                                143,739              201,230
                                                                        ----------------      ---------------

   Equipment and leasehold improvements                                         136,476              130,335
      Less accumulated depreciation                                           (100,172)             (78,438)
                                                                        ----------------      ---------------
                                                                                 36,304               51,897
                                                                        ----------------      ---------------

                                                                        ----------------      ---------------
Total assets                                                                 $  180,043            $ 253,127
                                                                        ================      ===============

LIABILITIES, REDEEMABLE SECURITIES AND
STOCKHOLDERS' DEFICIT
   Current liabilities:
      Debt in default                                                        $  385,800              $    --
      Accounts payable                                                          250,933              250,826
      Payroll and other taxes payable                                           229,631              216,838
      Accrued litigation loss                                                    34,990              125,000
      Advances due to affiliate and other related parties                       140,395               39,666
      Other accrued expenses                                                     15,518              181,784
      Notes and current maturities of long-term debt                              8,166              532,952
                                                                        ----------------      ---------------
                                                                              1,065,433            1,347,066

   Long-term debt, less current maturities                                       13,853               21,996
                                                                        ----------------      ---------------
                                                                        ----------------      ---------------
         Total liabilities                                                    1,079,286            1,369,062
                                                                        ----------------      ---------------
   Redeemable securities                                                        530,000                   --
                                                                        ----------------      ---------------

   Commitments and contingencies (Notes 5 and 9)                                     --                   --

   Stockholders' deficit:
      Preferred stock, 5,000,000 undesignated shares authorized                      --                   --
      Common stock, $.001 par value, 20,000,000 shares
         authorized, 11,313,646 and 3,406,000 shares issued
         and outstanding, respectively                                           11,314                3,406
      Paid-in capital                                                         3,412,981            1,421,223
      Accumulated deficit                                                   (4,653,538)          (2,540,564)
      Stock subscription receivable                                           (200,000)                   --
                                                                        ----------------      ---------------
         Total stockholders' deficit                                        (1,429,243)          (1,115,935)
                                                                        ----------------      ---------------

Total liabilities, redeemable securities and stockholders'
   deficit                                                                   $  180,043            $ 253,127
                                                                        ================      ===============

                             See accompanying notes.

                                       F4

                                        SAVE ON ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                             2001                  2000
                                                                        ----------------      ---------------

Product sales                                                                $  205,570            $ 288,874
Cost of product sales                                                           169,116              173,265
                                                                        ----------------      ---------------
                                                                                 36,454              115,609
Other operating costs and expenses:
   Professional and outside services, including $875,235 in
      stock-based compensation in 2001                                        1,091,795              257,574
   Other operating expenses                                                     451,399              478,784
   Salaries and wages                                                           168,086              177,392
   Travel expense                                                                48,729               66,086
   Impairment charges                                                           355,330                   --
                                                                        ----------------      ---------------
      Total other operating costs and expenses                                2,115,339              979,836
                                                                        ----------------      ---------------

Loss from operations                                                        (2,078,885)            (864,227)

Other income and (expense):
   Interest expense, including $139,000 related to the issuance
      of common stock to induce conversion of debt                            (167,711)             (78,233)
   Other income                                                                  72,452                  826
                                                                        ----------------      ---------------

Loss before income taxes and extraordinary item                             (2,174,144)            (941,634)

   Income taxes                                                                      --                   --
                                                                        ----------------      ---------------

Loss before extraordinary item                                              (2,174,144)            (941,634)

   Extraordinary item:
      Gain on extinguishment of debt (no applicable income
      taxes)                                                                     61,170                   --
                                                                        ----------------      ---------------

Net loss                                                                  $ (2,112,974)          $ (941,634)
                                                                        ================      ===============

Loss per share information:
   Loss before extraordinary item, basic and diluted                         $   (0.31)            $  (0.22)
   Gain on extinguishment of debt                                                  0.01                   --
                                                                        ----------------      ---------------
      Net loss per share                                                     $   (0.30)            $  (0.22)
                                                                        ================      ===============

Basic and diluted weighted average shares outstanding                         6,930,225            4,199,051
                                                                        ================      ===============





                             See accompanying notes.

                                       F5

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                               Stock
                                                 Common Stock                Paid-in       Accumulated      Subscription
                                           Shares            Amount          Capital          Deficit        Receivable
                                   ----------------- ----------------- --------------- ---------------- ----------------
January 1, 2000 balances                  2,136,000         $   2,136     $ 1,188,575     $(1,598,930)               --

Sales of common shares                    1,270,000             1,270         232,648               --               --
Net loss                                         --                --              --        (941,634)               --
                                   ----------------- ----------------- --------------- ---------------- ----------------

December 31, 2000 balances                3,406,000             3,406       1,421,223      (2,540,564)               --

Sales of common shares                    5,312,500             5,313       1,112,179               --      $ (200,000)
Common shares issued for
   services and liabilities               1,430,360             1,430         625,334               --               --
Warrants issued for services                     --                --         248,471               --               --
Common shares issued for the
   conversion of debt                     1,164,786             1,165         535,774               --               --
Reclassification of put option
   on the sale of shares of
   common stock to
   redeemable securities                         --                --       (500,000)               --               --
Reclassification of contingent
   net cash settlement on the
   issuance of warrants to a
   consultant to redeemable
   securities                                    --                --        (30,000)               --               --
Net loss                                         --                --              --      (2,112,974)               --
                                   ----------------- ----------------- --------------- ---------------- ----------------

December 31, 2001 balances               11,313,646         $  11,314     $ 3,412,981     $(4,653,538)      $ (200,000)
                                   ================= ================= =============== ================ ================



                             See accompanying notes.

                                       F6

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                           INCREASE (DECREASE) IN CASH

                                                                              2001                  2000
                                                                         ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $ (2,112,974)          $ (941,634)
   Adjustments to reconcile net loss to net cash flows from
   operating activities:
      Common shares issued for services                                          626,764                   --
      Warrants issued for services                                               248,471                   --
      Impairment charges                                                         355,330                   --
      Non-cash charge to interest for the fair value of common
         shares issued to induce conversion of debt to equity                    139,000                   --
      Gain on extinguishment of debt                                            (61,170)                   --
      Provisions for bad debts and inventory obsolescence                         27,212                   --
      Depreciation                                                                21,733               19,860
      Changes in operating assets and liabilities:
         Accounts receivable                                                     (5,472)              (5,915)
         Inventories                                                              27,148             (47,505)
         Notes receivable                                                             --               22,500
         Accounts payable                                                            107              211,257
         Accrued expenses                                                      (164,368)              233,891
         Advances due from affiliates and related parties                        100,729               39,666
                                                                         ----------------      ---------------
Net cash flows from operating activities                                       (797,490)            (467,880)
                                                                         ----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for business                                                       (47,500)                   --
   Purchases of equipment and leasehold improvements                             (6,140)             (38,711)
                                                                         ----------------      ---------------
Net cash flows from investing activities                                        (53,640)             (38,711)
                                                                         ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                                           917,492              233,918
   Proceeds from sales of convertible notes payable                                   --              230,000
   Proceeds from notes payable                                                        --               39,666
   Proceeds from equipment loans                                                      --               26,948
   Advances on credit facility--in default                                            --                8,000
   Payments on debt in default                                                  (70,000)                   --
   Payments on notes payable and long-term debt                                  (4,965)            (153,500)
                                                                         ----------------      ---------------
Net cash flows from financing activities                                         842,527              385,032
                                                                         ----------------      ---------------

CHANGE IN CASH                                                                   (8,603)            (121,559)
CASH AT BEGINNING OF YEAR                                                         14,207              135,766
                                                                         ----------------      ---------------
CASH AT END OF YEAR                                                            $   5,604            $  14,207
                                                                         ================      ===============


                                   Continued.

                                       F7

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                       SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL OPERATING DATA
   Cash paid for interest                                                      $   3,202            $   2,515
                                                                         ================      ===============
   Cash paid for income taxes                                                         --                   --
                                                                         ================      ===============

NONCASH INVESTING AND FINANCING ACTIVITES
   Acquisition of business partially for promissory note                       $ 307,800             $     --
                                                                         ================      ===============
   Debt and interest converted to common stock                                 $ 536,939             $     --
                                                                         ================      ===============



                             See accompanying notes.

                                       F8

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Save On Energy, Inc. ("the Company") was incorporated in Georgia on April 1, 1996 to manufacture and market retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas. The Company acquired the exclusive right in North America, Mexico, Egypt, and South America to exploit the patents relating to the retrofit devices pursuant to a license ("the License") acquired on June 1, 1996 (See Note 9). Revenues to date have been derived from domestic sources.

During 2001, the Company ceased reporting its operations as a development stage enterprise.

2. LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern for a reasonable period, not to exceed one year. As reflected in the consolidated financial statements, the Company has incurred significant losses from operations during all periods presented and has a significant working capital deficiency as of December 31, 2001. In addition, the Company is in default under two debt agreements with outstanding balances amounting to $385,800. Substantially, all of the Company's assets and intellectual properties serve as security for these obligations and one of the creditors has initiated an action to recover its $237,800 debt. Finally, during 2002, the Company has undergone turnover at the Chief Executive Officer and Chief Financial Officer levels. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue is dependent upon the current management's ability to raise sufficient capital to fund operating losses and, ultimately, achieve profitable operations. The current management has raised $500,000 between December 11, 2001 and January 14, 2002. In addition, as discussed in
Note 11, additional proceeds of $435,000 were received subsequent to year-end in connection with sales of securities. Subsequently, the new management has taken action to dispose of the AET acquisition (See Note 4) that was acquired December 11, 2001 because of its draw on capital. There can be no assurances that management will be successful in raising additional capital at acceptable terms, or at all, or that the Company's technologies can be deployed at a commercially viable level. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Save On Energy, Inc. and its wholly-owned subsidiary, Alternative Energy Technologies, Inc. (AET). All intercompany balances and transactions have been eliminated in consolidation.


                                       F9

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Flows

For purposes of reporting cash flows, the Company considers cash to include cash on hand and in depository accounts and any highly liquid investments with an original maturity of three months or less.

Inventories

Inventories consist of component parts used in the manufacture of retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas. Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is provided over the estimated useful lives of the assets or, if less, the term of the lease, using the straight-line method. The net carrying value of equipment and leasehold improvements is periodically reviewed by management for indications of impairment. If indications of impairment are present, management adjusts the carrying value to readily available market values.

Financial Instruments

The Company's financial instruments consist of accounts receivable, accounts payable and debt. As of December 31, 2001 and 2000, the carrying amount of these financial instruments reasonably approximated their respective fair values.

Revenue Recognition

Revenue on product sales is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment and delivery of the product.

Stock-Based Compensation

The Company measures stock-based compensation expense related to the grant of stock awards to employees using the intrinsic approach in Accounting Principles Opinion No. 25 Accounting for Stock Issued to Employees. The Company accounts for stock-based compensation related to the grant of stock-awards for services to non-employees using a fair value approach in Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Fair value is generally measured using the closing market price of the Company's publicly traded common stock or the Black-Scholes model for options and warrants.

                                      F10

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Research and Development

Research and development is expensed as incurred. Research and development amounted to $16,344 and $34,281 for the years ended December 31, 2001 and 2000, respectively.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes. The differences are related primarily to allowance for doubtful receivables (deductible for financial statement purposes but not for income tax purposes) and certain stock-based compensation. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset taxable income, and reduced by the portion of deferred taxes not likely to be realized.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed by dividing the net loss by the weighted average number of shares outstanding, plus the dilutive effects of stock options, warrants and convertible securities. As of December 31, 2001 and 2000, the effects of warrants to purchase 1,935,000 and 415,000, respectively, shares of common stock were not included in dilutive loss per share because the effect would not be dilutive. In addition, as of December 31, 2000, the effects of debt convertible into 553,333 shares of common stock were not included in dilutive loss per share because the effect would not be dilutive.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, disclosure of contingent amounts, and the amounts of revenue and expenses. Significant estimates included in the accompanying financial statements include the estimate of bad debt allowances and inventory reserves. While actual results could differ from these estimates, management believes that the estimates are reasonable.


                                      F11

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. As of December 31, 2001, the Company has charged the net assets of its entire recent acquisition to operations, as impaired. However, the Company is currently reviewing other acquisition or merger candidates to which this standard may apply.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of the carrying amount or fair value, less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial condition, and cash flows.

In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS No. 4, SFAS No. 145 eliminates the requirement to classify debt extinguishment as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, early application of the standard is encouraged. As discussed in Note 7, the Company has reported the gain from the extinguishment of certain indebtedness as extraordinary. As a result of having reported this event as extraordinary in previous quarterly filings, this presentation has been continued in this annual report.

                                      F12

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


4. ACQUISITION OF BUSINESS AND DISPOSAL

On December 11, 2001, the Company, through its wholly owned subsidiary, Alternative Energy Technologies, Inc. ("AET"), completed the acquisition of certain assets of New York State Electric & Gas Corporation ("NYSEG"). The acquisition included substantially all of NYSEG's assets relating to its natural gas vehicle service, maintenance and construction business. Simultaneously with the closing of the acquisition, the Company entered into a Service Agreement with NYSEG pursuant to which, among other things, the Company agreed to maintain NYSEG's natural gas refueling facilities for a period of four years. The new company was to provide customers with heavy-duty vehicle natural gas conversion equipment, facility and equipment maintenance, training, consulting, and infrastructure design construction services.

The transaction was accounted for as a purchase transaction. The aggregate purchase price of $355,300 consisted of $30,000 in cash, a seller note payable in the amount of $307,800 and expenses of $17,500. The purchase price was allocated to the net assets acquired based upon their respective fair values. An amount of $191,000 was allocated to inventories and $146,000 was allocated to equipment. This allocation resulted in the recognition of $18,300 of goodwill, which management originally intended to amortize over five years.

The newly acquired subsidiary required unexpected funding of approximately $90,805 from the period from December 11, 2001 to December 31, 2001, and additional funding appeared necessary to sustain its operations. As a result, management, with the concurrence of the Board of Directors, has decided to dispose of the operation by sale at a nominal price or abandonment. As a result, the net assets of the acquired company were charged to operations as an impairment charge during 2001.

5. DEBT IN DEFAULT

The Company did not meet the payment terms on the promissory note payable to NYSEG, discussed in Note 4, which has a remaining balance of $237,800. The promissory note is secured by the acquired assets and is guaranteed by the Company. NYSEG has not waived its rights under the promissory note and, on May 14, 2002, commenced an action to seek recovery of remaining amounts due. The case is in its early stages and management is currently attempting to assess the matter. However, the outcome of this contingency could have a material adverse affect on the Company.

The Company did not meet the December 1, 2001 payment date on a bank note payable, which has a balance of $148,000. The creditor has not waived its rights under the credit agreement, but has not commenced actions against the Company for recovery. There can be no assurance that the bank will not seek recovery and that event could have a material adverse affect on the Company.


                                      F13

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


6. OTHER NOTES PAYABLE AND LONG-TERM DEBT

Other notes payable and long-term debt consist of the following at December 31, 2001 and 2000:

                                                              2001                  2000
                                                         ----------------      ---------------

13% equipment loans due in monthly installments (1)            $  22,019            $  26,948
12% convertible notes payable (2)                                     --              380,000
Prime plus 2% bank note payable (3)                                   --              148,000
                                                         ----------------      ---------------
                                                                  22,019              554,948
   Less current maturities                                         8,166              532,952
                                                         ----------------      ---------------
                                                               $  13,853            $  21,996
                                                         ================      ===============

(1)  Maturities are as follows: $8,166 in 2002; $6,420 in 2003; $7,301 in 2004;
     and, $132 in 2005.

(2) The convertible notes had an original conversion rate of $0.75, or 506,667 common shares. During the first quarter of 2001, management improved the conversion rate to induce conversion by the holders of outstanding principal and interest, resulting in the issuance of 1,164,786 common shares. The value of the additional shares issued were valued at the closing market price of the Company's common stock, aggregating $139,000 and was charged to interest expense.

(3) The bank note payable has been reclassified as debt in default as of December 31, 2001. See Note 5.

7. STOCKHOLDERS' EQUITY

Sales of Common Stock

On December 10, 2001, the Company completed the private placement of 2,600,000 shares of common stock and warrants to purchase 250,000 shares of common stock for $0.50 each, to SWI Holdings, Limited ("SWI"), a Bermuda company, for an aggregate purchase price of $500,000. The Company received $300,000 of the proceeds on December 10, 2001. The balance of $200,000 was recorded as a subscription receivable and was received on January 14, 2002. Pursuant to the Company's Stock Purchase Agreement with SWI, SWI has the right during the period between December 31, 2003 and June 30, 2004 to require the Company to purchase up to 2,500,000 of these shares at a price of $0.20 per share (the "Put Option"). The Put Option will automatically terminate in the event that the Company (i) completes a financing of in excess of in excess of $2.0 million in gross proceeds at an offering price per share of not less than $0.40 or (ii) completes a merger or other business combination pursuant to which the common stock is valued at a price per share of not less than $0.40. The Company's obligations under the Put Right are secured by a lien in favor of SWI on all of the Company's assets. The value associated with the put option, amounting to $500,000, has been classified as redeemable securities.

During the year ended December 31, 2001, the Company additionally sold 2,712,500 shares of common stock for aggregate proceeds of $617,492.

                                      F14

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


7. STOCKHOLDERS' EQUITY (CONTINUED)

Conversion of Debt to Common Stock

During the year ended December 31, 2001, the holders of 415,000 face value in 12% convertible notes exercised an improved conversion offer by the Company. The improved conversion offer provided for the a conversion price lower than that stipulated in the underlying debt agreements, plus the payment of accrued interest with common stock. Pursuant to this offer, the Company issued 1,164,786 shares of common stock to convert $460,324 of debt principal and accrued interest. The fair value of the additional shares issued under the induced conversion amounted to $139,000, which was charged to interest expense.

Common Stock Issued for Services and Payables

During the year ended December 31, 2001, the Company issued 1,430,360 shares of common stock valued at $626,764 for professional services and certain accounts payable. The value of the common stock used represented the closing market price on the date of issuance. Included in these amounts are 282,000 shares, valued at $70,500 that were used in the first fiscal quarter as payments for accounts payable with a book value of $131,670. The gain from extinguishment of this liability has been reported as an extraordinary item in the accompanying financial statements.

Stock Options

During 2001, the Company approved the 2001 Stock Plan, which provides for the issuance of stock options to purchase up to 2,000,000 shares of common stock, generally at exercise prices not in excess of trading market value. As of December 31, 2001, no options had been granted under the plan.

Warrants

During the year ended December 31, 2001, the Company issued warrants to purchase 1,520,000 shares of common stock to consultants and other non-employees for services. The Company uses the Black-Scholes option-pricing model to value warrants issued to non-employees. As a result, warrants for 1,270,000 shares of common stock had an aggregate value of $248,471. The remainder of the warrants had no value on their respective measurement date.

The following table summarizes the Company's warrant activity during each of the years ended December 31, 2001 and 2000:
                                                Number of     Weighted Average
                                                 Warrants      Exercise Price
                                             --------------     -----------
  Balance as of January 1, 2000                    336,900     $      1.13
     Additions                                     162,500            0.85
     Exercised                                          --              --
     Expirations                                  (84,400)            1.50
                                             --------------
  Balance as of December 31, 2000                  415,000            0.94
     Additions                                   1,520,000            0.42
     Exercised                                          --              --
     Expirations                                        --              --
                                             --------------
  Balance as of December 31, 2001                1,935,000            0.53
                                             ==============

                                       F15

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


7. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the Company's outstanding warrants as of December 31, 2001:

       Number of Warrants           Exercise Price             Expiration
    -------------------------- ------------------------- -----------------------

               315,000                 $  1.00                  2003-2005
               250,000                    0.75                  2003-2004
             1,050,000                    0.50                    2004
               320,000                    0.01                    2004
    --------------------------
             1,935,000
    ==========================

On November 13, 2001, the Company issued warrants to a consultant, included in the above tables, to purchase 300,000 shares of the Company's common stock for $0.50 per share. These shares have a nominal value using the Black-Scholes valuation model. However, the underlying consulting agreement provides that the Company will incur a net cash settlement to the consultant of up to $30,000 if the underlying common shares are not registered within five months of the consulting agreement. Because the registration of securities is considered to be outside of the Company's control, the maximum net cash settlement amount has been reclassified to redeemable securities.

8. INCOME TAXES

The Company's provision (benefit) for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                                              2001                  2000
                                                         ----------------      ---------------
Federal:
   Current                                                      $     --             $     --
   Deferred benefit, net operating loss carryforward           (417,958)            (329,715)
State:
   Current                                                            --                   --
   Deferred benefit, net operating loss carryforward           (139,697)            (109,485)
                                                         ----------------      ---------------
                                                               (557,655)            (439,200)
Change in valuation allowance                                    557,655              439,200
                                                         ----------------      ---------------
                                                                $     --             $     --
                                                         ================      ===============

Differences between the income tax provision (benefit) using the statutory rate and the above effective rate are attributable to (i) non deductible penalties,
(ii) non deductible stock based compensation and (iii) the change in the valuation allowance.


                                      F16

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


8. INCOME TAXES (CONTINUED)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                        2001                  2000
                                   ----------------      ---------------
Net operating loss carryforwards       $ 1,558,384           $1,013,340
Inventory reserves                           7,993                   --
Allowances for bad debts                     7,478                2,860
                                   ----------------      ---------------
                                         1,573,855            1,016,200
Valuation allowances                   (1,573,855)          (1,016,200)
                                   ----------------      ---------------
                                          $     --             $     --
                                   ================      ===============

As of December 31, 2001 the Company has a net operating loss carryforward of approximately $3,500,000 that is available to offset future taxable income through 2021.

9. COMMITMENTS AND CONTINGENCIES

Related Party License Agreement

The Company is a party to a license that gives the Company the exclusive rights, as amended below, to utilize and exploit five patents including marketing and selling products. In addition, the Company has the first option to acquire the License for the same patents in other countries where it has not year been granted. The underlying patents were developed by Frank Davis, the Companies Chief Consultant (a non-employee position) and other family members who are employees of the Company, and have since been assigned to a trust ("the Trust" or "Licensor") the beneficiaries of which are all related to the Chief Consultant.

In consideration for the license, the Company initially executed a promissory note for $150,000 which required the Company to pay a royalty of $21 per patent per unit sold during the life of four of the patents and $150 per unit sold on a fifth patent for a dual fuel control system, adjusted annually to reflect changes in the consumer price index. Substantially all of the units sold by the Company require payments under two patents. Under the Terms of the License, the royalty shall be increased by an amount equal to $79 (the "Additional Royalty") per patent per unit. The Additional Royalty shall be payable until such time as the amount of Additional Royalty generated from the sale of units shall aggregate $150,000 plus accrued interest calculated at the rate of 12% per annum. When said sum is paid, the royalty shall revert to the original royalty as adjusted to reflect increases in the consumer price index. The promissory note was marked paid and returned on June 18, 1998 in consideration of 108,000 shares of the Company's stock.

The license agreement was amended on January 3, 2000. The amendment restricts the license rights to the United States, Canada, Mexico and Egypt, and eliminates all quotas as specified in the original agreements. In exchange for this amendment the Company issued 250,000 shares of voting stock to the Trust. As a result, there were no royalties due and payable under this agreement, as amended, during the years ended December 31, 2001 and 2000.


                                      F17

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

In 1999 an independent consultant filed suit against the Company to recover fees and damages of $125,000 inclusive of interest to December 31, 1999. The consultant's complaint originated from a contract to provide personal services and expertise, in the field of diesel and gasoline to natural gas conversions, on a project that occurred in 1997 and 1998 in the country of Uzbekistan. The Company contracted with the consultant at the direction and benefit of another party who was the primary contractor of the project. Although the Company had defenses against the plaintiff and will have a recovery claim against the primary contractor, it was management's opinion, supported by counsel, that a loss has been sustained in the period. Accordingly, the Company accrued the loss as prescribed by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. During the fourth quarter of 2001, the Company settled with the independent consultant for $55,000. The accrued litigation loss was adjusted to this amount with the credit made to professional and outside services expenses. Both parties agreed to a payment schedule for the remaining $55,000. As of December 31, 2001, the Company owed $35,000 and will make a $5,000 per month payment until the balance is paid in full in fiscal year 2002.

Lease

The lease on the Company's office and warehouse space expired on December 31, 2000. The Company has negotiated for a new one-year lease beginning May 1, 2001. Rent expense under the lease during the extension period is $2,350 each month through April 30, 2002.

Delinquent Taxes

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with taxing authorities. Amounts in arrears for delinquent taxes, along with related penalties and interest assessed by the taxing authorities are as follows as of December 31, 2001 and 2000:

                                   2001                  2000
                              ----------------      ---------------
Payroll and sales taxes             $  21,734            $ 112,222
Penalties and interest                207,897              104,616
                              ----------------      ---------------
                                    $ 229,631            $ 216,838
                              ================      ===============

Employment Contract Termination

The Company is currently negotiating the settlement of the employment agreement with the former Chief Executive Officer. The settlement may involve cash, equity or a combination of both. While the outcome of these negotiations is not currently determinable, management does not believe such will have a material affect on the accompanying or future financial statements.

                                      F18

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company made cash payments to non-employee family members of the Company's officers in the amount of $49,376. During the same period the Company issued 850,000 shares of common stock and warrants for the purchase of 615,000 shares of common stock with an aggregate value of $334,600, to non-employee family members of the Company's officers. These payments and issuances were made for general corporate services, and the related charges are included in professional and outside services.

During the year ended December 31, 2001 the Company made cash payments of $20,698, issued 850,000 shares of common stock and issued warrants to purchase 450,000 shares of common stock to an affiliate (the "Affiliate") that is engaged in the development of the business, raising capital and other corporate consulting services. Services of the Affiliate are rendered pursuant to a one-year consulting agreement dated March 7, 2001. The consulting agreement, as amended, provided for the aforementioned cash and equity issuance. As of December 31, 2001, the only remaining obligations under the consulting agreement pertains to fees ranging from 2 1/2% to 5% of capital raised, but no less than $25,000. The consulting agreement renews automatically on a month-to-month basis until either the Affiliate or the Company terminate the agreement. Charges to professional and outside services related to these consulting services amounted to $231,760 during the year ended December 31, 2001.

As of December 31, 2001 advanced due to affiliates and other related parties consisted of $13,537 due to the Trust, $22,289 due to a former officer and $104,569 due to the Affiliate.


11. SUBSEQUENT EVENTS

Designation of Preferred Stock

         Effective February 1, 2002, the Company designated 999,779 shares of previously undesignated preferred stock as Series A Preferred Stock, for which 45,216 shares are authorized and Series B Preferred Stock, for which 954,563 shares are authorized.

         Series A Preferred Stock is convertible, at the option of the holder, at any time, into shares of the Company's common stock as determined by dividing $0.19 by a conversion price determined on the date the related certificate is surrendered. The conversion price is subject to periodic adjustment and is initially established at $0.01632. Series A Preferred Stock is automatically convertible into shares of the Company's common stock upon (i) the date specified by vote or written consent or agreement of holders of at least three-quarters of the shares of Series A Preferred Stock outstanding, or (ii) upon the closing of the sale of the Company's common stock in a firm commitment, underwritten public offering registered under the Securities Act in which the Company receives gross proceeds of no less than $20,000,000. Series A Preferred Stock has a liquidation preference of the greater of $0.19 per share or the amount that such share would be entitled to upon liquidation or distribution. The Series A Preferred Stock has voting rights, except as to the election of directors, equal to the number of shares of common stock into which the Series A Preferred Stock is convertible. The Series A Preferred Stockholders have the right to elect one director of the Company.

         Series B Preferred Stock is convertible, at the option of the holder, at any time, into shares of the Company's common stock as determined by dividing the lower of $0.09 or the price per share paid by the holder of the Series B Preferred Stock by a conversion price determined on the date the related certificate is surrendered. The conversion price is subject to periodic adjustment and is initially established at $0.00773. Series B Preferred Stock is automatically convertible into shares of the Company's common stock upon (i) the date specified by vote or written consent or agreement of holders of at least three-quarters of the shares of Series B Preferred Stock outstanding, or (ii) upon the closing of the sale of the Company's common stock in a firm commitment, underwritten public offering registered under the Securities Act in which the Company receives gross proceeds of no less than $20,000,000. Series B Preferred Stock has a liquidation preference of the greater of $0.09 per share or the amount that such share would be entitled to upon liquidation or distribution. The Series B Preferred Stock has voting rights, except as to the election of directors, equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. The Series B Preferred Stockholders have the right to elect one director of the Company.


                                      F19

                       SAVE ON ENERGY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


11. SUBSEQUENT EVENTS (CONTINUED)

Sales of Securities

         On February 1, 2002, the Company sold 45,216 shares of Series A Preferred Stock to SWI for net proceeds of $100,000.

         On dates between February 5, 2002 and April 3, 2002, the Company sold 195,210 shares of Series B Preferred Stock to SWI for net proceeds of $205,000.

         On dates between March 5, 2002 and May 9, 2002, the Company sold 450,000 shares of common stock for net proceeds of $80,000.

         On dates between April 18, 2002 and May 7, 2002, the Company issued non-interest bearing demand notes to SWI in exchange for loans of $50,000.

         On January 1, 2002, the Company sold 38,000 shares of common stock for net proceeds of $38,000 to a family member of one of the Company's officers.

Loans to Affiliates

         On January 1, 2002, the Company loaned $38,000 to the Company's Chief Consultant under an 8%, five-year promissory note.

                                      F20