Form 10KSB
period 2003-12-31
HYBRID FUEL SYSTEMS INC
filed 2004-08-16
CIK 1107955

<DOCUMENT>
<TYPE>10KSB
<SEQUENCE>1
<FILENAME>hybrid200310k.htm
<DESCRIPTION>FORM 10-KSB  (12-31-2003)
<TEXT>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10 KSB

(Mark One)

XX ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

___TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from to_____

Commission File Number 333-33134

HYBRID FUEL SYSTEMS, INC.
formerly Save On Energy, Inc.
(Name of Small Business Issuer in its charter)

               Georgia                                                                                                               58-2267238
State of or other jurisdiction of                                                                             I. R. S. Employer Identification No.
incorporation or organization

12409 Telecom Drive, Tampa, Florida 33637
(Address of principal executive offices)(Zip Code)

Issuer Telephone Number: 813-979-9222

Securities registered under Section 12(g) of the Exchange Act

   Title of each class                                                                                  Name of Exchange on which registered

       Common                                                                                                                         None

    Check whether the Issuer (i) has filed all reports required to be filed by Section 13 or 15d of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and; (ii) and has been subject to such filing requirements for the past 90 days.   [ ] Yes [X] No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

    Revenues for the fiscal year ended December 31, 2002 totaled $123,702 and for fiscal year ended December 31, 2003 totaled $231,269

    As of July 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $737,889.

    As of July 30, 2004, the registrant had outstanding 12,163,646 shares of $.001 par value common stock

Transitional Small Business Disclosure format (check one) Yes  {  }  No {X}  .

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hybrid Fuel Systems, Inc.
Form 10KSB for the year ended December 31, 2003
Table of Contents

Part I
            Item 1.    Description of Business
                            Background
                            Recent Developments
                            Our Conversion System
                            Key Features of our Digital Fuel Systems
                            The Market
                            Competition
                            Technology Verification
            Item 2.    Description of Properties
            Item 3.    Legal Proceedings
            Item 4.    Submission of Matters to a Vote of the Security Holders
Part II
            Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters
            Item 6.    Management's Discussion and Analysis or Plan of Operations
                            Risk Factors
            Item 7.    Financial Statements and Supplementary Data
                            Principal Accountant's Report
                            Balance Sheets
                            Statements of Operation
                            Statement of Cash Flows
                            Statement of Change in Stockholders' Equity
                            Notes to Financial Statements
            Item 8.    Changes in and Disagreements with Independent Auditors
            Item 8A.  Controls and Procedures
Part III
            Item 9      Directors and Executive Officers of the Registrant
            Item 10.   Executive Compensation
            Item 11.   Security Ownership of Certain Beneficial Owners and Management
                           and Related Stockholder Matters
            Item 12.   Certain Relationships and Related Transactions
            Item 13.   Exhibits and Reports on Form 8-K
            Item 14    Principal Accountant Fees and Services

                           Signatures

PART I

The information set forth in this Report on Form 10-KSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Act"). The words "believes," "anticipates," "plans," "expects," "intends," "estimates," and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

Item one - Description of Our Business

Hybrid Fuels Systems, Inc. formerly known as Save on Energy, Inc. and Electronic Fuel Control, Inc. was incorporated in the State of Georgia in 1996 to manufacture and market retrofit systems for the conversion of gasoline and diesel engines, stationary or vehicular, to non-petroleum based fuels such as compressed natural gas and liquefied natural gas. Since 1998, we have dedicated our research and development exclusively to conversion kits for diesel-powered engines.

We currently market alternative fuel conversion kits for diesel fuel engines which include a patented device. Our dual fuel conversion technology, utilizing either compressed or liquefied natural gas, has demonstrated diesel vehicles can be successfully and economically retrofitted to utilize natural gas dual fuel. No engine modifications are required and vehicles retain the diesel engine qualities of performance, torque, power, and efficiency. On-the-road results indicate diesel fuel consumption can be offset by as much as 85% with natural gas. Along with this comes the benefit of significantly reduced CO2 greenhouse gas, " smoke.", and NOx emissions. Since the system is generic, it can be applied to various diesel engine vehicles in a fleet. Conversions can be performed in approximately 2 days by two skilled technicians. A successful conversion requires our Unit together with fuel storage tanks and linkage.  We provide the Unit and we do not provide the tanks and linkage.  See the section below entitled "Our Conversion Systems" and "Essential Components Not Supplied by the Company."

Prior to January 2001, we developed and marketed a patented, mechanical, dual fuel natural gas and diesel system (the " Mechanical Fuel System.") which, when installed on a diesel engine vehicle, permits the use of natural gas and diesel fuel together. Prior to January 2001, we had installed approximately 1,000 of our Mechanical Fuel Systems. Our activities between January 2001 and December 2003 are discussed in detail in the section below entitled " Background." and "Recent Developments."

Between January and June of 2004, we completed the development of the software programming for the electric engines (the " Digital System.") and we are currently in the process of verifying such system with an Environmental Protection Agency (EPA)/California Air Resource Board (CARB) certified testing center. See the following section entitled " Engine Verification".

We believe our Digital System offers a number of advantages over the Analogue System, the most important of which is performance improvement in the form of tighter control for both diesel fuel and natural gas (resulting in the displacement of more diesel fuel). The Digital System also allows for faster and easier installation, set-up, and training, and enables the Company to communicate via email or a dedicated data-link line with customers/users of its systems to assist with set-up and trouble-shooting. See the following section below entitled " Improvements in our technology." and " Key Features of our Digital System.".

Sales of our technology are commensurate with the availability of Natural Gas. Natural gas has environmental benefits over diesel fuel. In certain cases, principally in foreign markets, Natural Gas is generally cheaper than diesel fuel and results in less pollutants when burned. See the section below entitled " The Market." and " Natural Gas.".

Previously, we have sought to market our technology exclusively as a means to reduce pollutants without regard to the economics of our prospective customer. We remain committed to improving our planet through an expanded use of our technology. However, our commercialization strategy is now based on the economic advantages in using Natural Gas versus Diesel. See the section below entitled " Sales and Marketing." and " The Market."

We believe that our advantage over current and future competitors is our technology leadership. Our patents are comprehensive with 99 claims covering all unique technical aspects of the system. We will continue to develop new technologies and protect the technologies as the business evolves through patent applications. Because our system meters diesel and natural gas fuels (the same method used for gasoline or diesel) we have the distinct competitive advantage of enhanced fuel economy and emissions performance. See the section below entitled "Competition";.

Background

We were formed in 1996 to commercialize our dual-fuel technology.  We have to date been unsuccessful in achieving profitability. Between the start of 2001 and December 2003, we sought to engage a foreign distributor in Hungary and we subsequently sought to acquire a gas company in New York. Neither venture was successful. During this same period, we were undercapitalized and unable to continue meaningful sales or development of our technology. The following highlights major events during the period from our inception through December 2003.

  During 1996, we raised approximately $975,000 through the private placement of our common stock. Subsequent to that date through December 31, 2003, we raised approximately $3.8 million through the sale of our common and preferred stock, the issuance of convertible Notes and Warrants and through certain bank credit lines.

  From 1996 through 2000 Mr. Robby Davis was our Chief Executive, Mr. Ricky Davis was our Chief Financial Officer and Mr. Jeffrey Davis was our Vice President and Secretary. Messrs. Davis, Davis and Davis also constituted our Board of Directors between 1996 and 2001.  Robby Davis currently serves as our Vice President for Research and Development and Ricky Davis serves as our Comptroller and as a Member of our Board of Directors.

  During 2001, Mr. Robert Stiles became our Chief Executive and Chairman of the Board together with Directors Messrs. Erwin, Perry and Wacker. During 2001, Mr. Ricky Davis remained our Chief Financial Officer and a Director. During 2001 we engaged Alyce Schreiber to provide business and acquisition consulting and Peggy Press to provide shareholder relations consulting.

  During 2001 we entered a transaction to acquire certain assets of New York State Electric and Gas (NYSEG). The issuance of our Preferred Shares to foreign investors was also related to the proposed acquisition.. We previously announced that during December 2001 we concluded the acquisition. Subsequently, we announced during the first quarter of 2002 that we would not be able to profitably acquire and operate NYSEG. We rescinded our investments from NYSEG during 2001 and we have written off all related expenses.

  During 2002, Messrs. Stiles, Erwin, Perry and Wacker resigned from our Board of Directors and Mr. Issa Al-Muzaini filled a vacancy created by the resignations cited above. A component of the Preferred Shares affords the owner thereof the right to nominate members to our Board of Directors. The owners of these Preferred Shares have never exercised their right to nominate any member to our Board of Directors.

  During 2003, we entered a series of agreements with 360 Degree Energy (360 Energy) at which time Mr. Alex Edwards became our Chief Executive Officer and a Member of our Board of Directors. Through 360 Energy, Mr. Edwards provided various financial and marketing executives and consultants. We estimate 360 Energy provided approximately $100,000 for our operations between July and December, 2003.

Recent Developments

During 2003, we engaged 360 Degree Energy, Inc. (360 Energy) through a series of agreements to provide for the finance and management of our Company. 360 Degree Energy proposed a strategy of combining our enterprise with various related companies. The principals of 360 Energy entered two letters of intent for the acquisition of related companies. Subsequently, 360 Energy was unsuccessful in providing for any financing and was unsuccessful in enticing qualified acquisition candidates to merge with our enterprise.   We formally notified 360 Energy that they were in default of the series of agreements during November 2003. Our attempts to induce previous investors to financially support our enterprise were likewise unsuccessful.

On December 23, 2003, we entered an agreement with White Knight SST, Inc. ("WhiteKnight"). Under the terms of the agreement, WhiteKnight was to provide up to $250,000 provided we elected their President as our Chief Executive Officer and appointed their Chairman and Director as two of our three Directors. The WhiteKnight Agreement further required that all former agreements between the Company and 360 Energy be cancelled and that we adopt WhiteKnight's operating plan. Under the terms of the agreement, White Knight may convert their financing into our common stock and they will earn a fee of 5% of our capitalization at such point as they fulfill the terms of the agreement. Essentially, the terms of the agreement provide we will be a profitable enterprise positioned for growth with a healthy balance sheet and proven infrastructure. Since December 2003, WhiteKnight has provided approximately $600,000 in direct operating capital. In addition to the financing, WhiteKnight provides for the salaries and expenses of our Chief Executive Officer and our Chief Operating Officer .

Since the engagement of White Knight during December 2003 through the present (August 2004), we have:

Improvements to and verification of our technology

  Re-engineered and re-designed our technology.

  We have spent the period January through June 2004 in pre-verification testing with a diesel engine in Texas. This period of time has been essential to developing the programming codes necessary to ensure a reliable, predictable outcome.

  As a result of our advances in research and development, during June 2004, we transferred our engine to an EPA/CARB verifying laboratory in California. If we do not receive such verification of our technology, we cannot engage in meaningful domestic sales. This was a corporate objective first described in previous filing from 1996 through the present. We anticipate we will conclude our verification approximately during September 2004.

  We have developed a new software design relating to the electronic engines with our dual fuel technology which could lead to new or expanded patents.

Sales and Market Positioning Stressing Economic Advantages

  We have adopted a strategy that depends exclusively upon the sale of our kits as an economic advantage to our customer. We have sought to price our Units so that the typical client can expect a payout in less than eighteen months.  If we are successful in our current testing and receive our anticipated EPA/CARB Verification, coupled with a new, realistic pricing, we believe our product will offer economic and environmental advantages over competing products and that our customer will enjoy greater end-user satisfaction than could be achieved with an alternative dual-fuel technology.

  We made a fundamental shift in policy redirecting our sales target away from government grants to the private sector. As discussed below, we have significantly re-priced our kits. We believe our dual-fuel technology now provides an economic advantage to the end user in that they could increase or decrease their use of diesel and/or natural gas depending upon the current market rate. In addition, we believe our dual-fuel technology provides a state-of-the-art solution to reducing harmful emissions. Previously, our marketing strategy depended entirely upon the conditional sale of our conversion kits to governmental entities seeking to reduce air pollution.

  We have re-priced our dual-fuel kits. Previously, our mechanical kits sold in the range of $6,000 - $8,000 and our electronic kits have sold in the range of $7,000 - $9,000. The conventional market price for competitive products ranges in the $2,000 to $5,000 range. The extra costs associated with our former pricing were necessary because of many one-time programming and design expenses that we incurred in developing a particular engine family. However, we also believe this former pricing structure has been a significant obstacle to sales, particularly any sales in quantity. We have now re-priced both our mechanical and electronic kits in the $3,500 to $5,000 range. We believe this adjustment expands the universe of realistic selling opportunities.

  We are operating under an agreement with BAF Technologies which, among other items, requires the minimum sale of 100 kits during this calendar year to retain exclusivity. BAF Technologies has provided strong leadership and has handled our product during some difficult periods. To date (August, 2004), BAF Technologies has sold 15 of our kits.

  We are operating under a Distributorship Agreement with DRV Energy, Inc. ("DRV"). Under the terms of the Distributorship Agreement, for a twelve month period, DRV shall be the sole distributor of our technologies in the states of Oklahoma, Kansas, Alabama, Arizona and Wisconsin and/or for vehicles that will be tagged in any of these states. DRV is entitled to a fixed price of $4,500 per kit FOB our facilities in Atlanta, Georgia. DRV is scheduled to purchase a minimum of 40 kits during this twelve month period to retain their exclusivity within the designated territories. The twelve month period is to commence immediately upon receipt of EPA/CARB verification. We anticipate we will receive our verification report approximately September, 2004.

  During June 2004, we launched the first in a series of Product Bulletins targeting the South American market. Our internal research indicates that the combination of cost and availability of Natural Gas as compared to diesel in most South American markets coupled with the affordability of our new pricing structure and the reasonable proximity of delivery combine to make South America an attractive area for our Company to expand into exporting our technology beyond the continental United States. As a result of our testing the waters in South America, we are now in discussions with a number of prospective purchasers and we are scheduled to conduct two demonstrations of our technology in the country of Bolivia during the fourth quarter of this year.

Our Conversion Systems

Our conversions systems (Mechanical and Electronic) are operated by a central computer controller, which makes it an electronically closed loop system. When the hardware is installed and calibrated, the vehicle retains the desirable characteristics of efficiency and dependability normally associated with the diesel engine cycle. This is accomplished by retaining the high compression ratio of the diesel cycle and using the compression ignition of diesel fuel as a pilot ignition for the natural gas. Through electronic control of natural gas and diesel fuel, the horsepower of the combined fuels matches that of the diesel alone without any temperature increase in the cooling or exhaust systems.

While operating in the dual fuel mode, natural gas is supplied to the engine air inlet manifold through electronic natural gas injectors. Diesel fuel is reduced to a minimum by controlling the fuel shut off lever (the governor rack) on the diesel injection pump. Various sensors provide feedback to the central controller regarding engine load, speed, exhaust temperature, and gas and diesel use. The controller automatically adjusts the fuel supply and ratio based on a built in algorithm on engine performance to meet the changing speed and load conditions of the vehicle. A ratio of 85% natural gas and 15% diesel is the targeted blend ratio. The engine can be switched from dual fuel operation to 100% diesel fuel operation in the event that the compressed natural gas supply is depleted. No internal modifications are required to the basic four-cycle diesel engine.

The Hardware to our Conversion Systems

The main items in the electronic engine conversion system are the computer controller, gas air mixer, natural gas injectors, injector manifold, pressure regulator, safety lockoff, pressure sensors, exhaust thermacoupling and wiring harness. Additional components for the mechanical engine are throttle position sensor, motor drive unit, magnetic pickup and coolant temperature switch. The digital controller or ECU is required for vehicles with electronic engines or mechanical engines. The programming for the digital ECU is designed for each engine family, electronic or mechanical.

The entire process follows the pre-programmed power curve and torque curve of the engine, as designed by the engine original equipment manufacturer. The information is contained in a programmable read only memory (PROM) chip in the controller. This feature makes the HFS generic dual fuel conversion system stand-alone from other dual fuel conversion packages presently on the market.

The HFS system constantly adjusts the ratio and flow of natural gas and diesel according to the vehicle load and speed, thereby operating more efficiently throughout the entire load curve. This mode of operation also results in improved emissions reductions over the entire load curve. The central computer control unit is patented. Safety features are also built into the controller that will return the system to 100% diesel fuel operation if exhaust gas temperatures exceed recommended levels. This eliminates the unlikely possibility of engine damage caused by natural gas fuel.

Essential Components Not Supplied by the Company

The additional components required to convert a vehicle to utilize natural gas are provided by the company who completes the entire conversion. These are " off the shelf." inventory items used in any vehicle to be converted, whether it has a diesel or a gasoline engine. By far, the most costly items are compressed natural gas cylinders, also referred to as tanks. They can range in price from $300 - $1500 US depending on size and type. The number of tanks installed depends on the desired range before refueling, available space, and cost. The least expensive cylinders are made entirely of steel; they also weigh the most. Thin-walled steel or aluminum cylinders are available which are either partially or entirely wrapped in layers of polymers and epoxy or carbon fiber and epoxy. The most expensive cylinders are full carbon fiber composites offering a reduced weight advantage. No matter which cylinder type is selected, they must be mounted on special brackets that are then strategically installed in the vehicle.

If a liquefied natural gas fuel storage system is used in the conversion of a heavy-duty vehicle, this also has a high cost impact. Each vehicle requires a fueling receptacle that allows either liquefied or compressed natural gas to enter the vehicle's fuel storage system. The connection for refueling will automatically shut off the natural gas flow when the storage system is full. Stainless steel tubing carries compressed natural gas throughout the vehicle's fuel system with connection points made with specific fittings for the application. For safety purposes, a main manual gas shutoff valve is also installed on the vehicle.

Key Features of Our Digital Fuel System

Our Digital Fuel System involves essentially two parts consisting of hardware and an electronic control unit. The Digital Fuel System is capable of being used with various engine families made by different manufactures with only minor modification to the electronic control unit, which can be accomplished with a CD Rom or floppy disk.

  Closed-Loop System. There are two types of dual fuel systems in use: open-loop and closed-loop. Our dual fuel system is a closed-loop system. This means that the fuel flow controller monitors engine operating parameters and, based on the input it receives, it adjusts the gas/air and diesel fuel mixtures as necessary to create the optimum engine performance for the load at the time. Since it is a computer controlled system, it makes continuous changes to the percentages of natural gas and diesel entering the cylinder during the intake cycle. In an open-loop system, as used by certain of our competitors, the natural gas to diesel fuel mixture is pre-set, usually at approximately 40% gas and 60% diesel. The engine receives this ratio at all times, without regard to engine speed or load. Incomplete combustion is very common with this type of system, which causes an overall increased fuel consumption, engine knocking, and reduced power performance.

  Compressed Natural Gas vs. Liquefied Natural Gas. Our Digital Fuel System is able to operate using either compressed natural gas or liquefied natural gas. In general, compressed and liquefied natural gas differ only in their method of storage. Once they leave their storage vessels and are presented for insertion into the engine's fuel flow, both are in a gaseous state.

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

The Market

Our Digital Fuel System can be applied to medium and heavy-duty diesel engine vehicles through an after-market conversion enabling the use of up to 80% natural gas (liquefied or compressed) as the primary fuel while retaining the remaining percentage of diesel fuel. Diesel engines have been in use worldwide for many years. Previously, there was no economic incentive to utilize our technology. Our marketing thrust was principally to governmental agencies who receive grants to reduce pollution. We now intend to vigorously pursue a marketing strategy that seeks to establish our footprint in population centers where the cost and availability of Natural Gas is substantially more inexpensive than diesel.

In our opinion, South America provides the best near-term opportunity to create sales through the economic advantages of our technology. We developed this opinion based solely on our internal research and we do not have any formal feasibility or marketing studies to confirm our opinions. According to our marketing analysis, the South American market has a large amount of inexpensive natural gas in some cases as low as $.50/diesel-equivalent gallon. While we are currently seeking entry points throughout the South American market, Bolivia in particular exemplifies the basis of our marketing strategy.

We intend to market our dual-fuel technology as an economic advantage to the end user. In keeping with this fundamental position, we sought to identify those areas of the world where Natural Gas offered the best economic opportunity for engines dedicated to diesel fuel. In our marketing analysis, we also incorporated factors such as geographic proximity to our US facilities, import duties of targeted areas, local manufacturing capabilities, government willingness and cooperation and private sector need. While there are many areas in Central and South America which fit within our criteria, the nation of Bolivia, at present, is a high-value target insertion point for our technology.

We began during June 2003 to issue a product bulletin once a week announcing our entry into the South American market place. While we received interest from several points, parties in the nation of Bolivia were the most responsive. We are currently in discussions with several private sector companies in Bolivia we have been invited to place our technology on demonstration at a major University in the nation of Bolivia. The college has offered to pay all of our expenses and we believe this demonstration will allow us to showcase our product in a local setting. We anticipate such a demonstration would occur in the fourth quarter of 2004.

Natural Gas

Natural gas is one of several fuels that can help ease our dependence on imported petroleum for transportation. Extracted from underground reservoirs, natural gas is a fossil fuel composed primarily of methane, along with other hydrocarbons such as ethane, propane, butane and inert gases such as carbon dioxide, nitrogen and helium.

Its composition varies and depends on its source. Natural gas is distributed in an extensive pipeline system after it is cleaned and purified and an odorant is added. The United States is one of the world's largest producers and consumers of natural gas. The fuel accounts for about one quarter of the energy consumed in the United States, primarily in the industrial, residential, commercial and electric utility sectors. The transportation sector consumes only three percent of our natural gas, primarily to power compressors on natural gas pipelines.

Interest in using natural gas as a transportation fuel has increased in recent years, particularly in urban areas, for two main reasons. First, natural gas burns cleanly, emitting little carbon monoxide or reactive gases that pollute the air. Second, our nation has very large resources of natural gas, so this fuel can help us reduce our dependence on foreign oil at a competitive cost. Converting as little as ten percent of America's 200 million cars and trucks to natural gas can reduce oil imports by 570 million barrels each year or about 20 percent of our imports.

Most gasoline-powered cars and trucks can be converted to operate on compressed natural gas or liquefied natural gas in either a single-fuel natural gas only or a dual-fuel either gasoline or natural gas configuration. Modifications include changes to the fuel delivery and carburetion systems. Diesel vehicles can also be converted to use either diesel fuel or natural gas in a dual-fuel configuration.

The physical and chemical properties of natural gas provide good performance in these modified vehicles. Natural gas has a higher octane number than gasoline. In addition, because it is introduced into the engine as a gas rather than as a liquid that must first be vaporized natural gas can provide quicker cold starts with lower emissions.

Natural gas vehicles are refueled at stations specially designed to deliver compressed or liquefied natural gas. Compressed natural gas stations use either the " slow-fill." or " fast-fill." methods. Slow-fill stations are simpler in design and less costly than fast-fill stations, but they take several hours to refuel a vehicle in comparison to the two-five minutes associated with fast-fill stations. Liquefied natural gas stations require cryogenic storage vessels to maintain the natural gas in a liquid state and refueling times are comparable to those of conventional gasoline stations. Liquefied natural gas vehicles generally provide a longer driving range between refuelings than compressed natural gas vehicles; however, the driving range of both is shorter than that of gasoline-powered vehicles because of the lower energy density of natural gas fuels.

Today, more than 30,000 natural gas vehicles are in use in the United States and nearly a million operate worldwide. Most of these are compressed natural gas dual-fuel vehicles. Public and private fleets are especially good candidates for natural gas conversion because of their relatively short driving ranges and centrally located refueling facilities. Transit authorities are also introducing hundreds of natural gas buses into their urban transportation systems. The American Gas Association projects that there will be 11 million natural gas vehicles on the road by 2010.

Advantages of natural gas include that it can be used directly as it is taken from the ground, while other fuels must be refined. It has an octane rating of about 130 as compared to 90 for gasoline and costs less on a per-gallon equivalent basis than gasoline or diesel. Natural gas leads to reduced engine maintenance and to longer engine life. In general, natural gas vehicles burn 80 percent cleaner than conventional vehicles.

However, there are several disadvantages to using natural gas as well. Natural gas occupies about four times the space of an energy equivalent of gasoline resulting in added weight and space of fuel storage tanks. New fuel tanks and some fuel system modifications are required on retrofits. At the present time, there is limited availability of refueling stations and natural gas vehicles experience a shorter driving range between fill-ups.

Application

Due to the weight and size of the on-board gas tanks, larger diesel vehicles such as trucks, buses and heavy goods vehicles are best suited to a natural gas conversion.

Environmental benefits

Natural gas is mainly comprised of methane (CH4). It can significantly reduce oxides of nitrogen (NOx) emissions and particulate matter (PM) compared with diesel in certain applications.

An additional advantage over the diesel engine is the very low engine combustion noise. This feature makes natural gas particularly suitable for vehicles operating in noise-sensitive locations (refuse vehicles, night time delivery vehicles).

How it works

Natural gas vehicles either have a dedicated gas engine or they are dual-fuel, which means they burn diesel and natural gas simultaneously in the engine. Engines can operate on either compressed natural gas (CNG) or liquefied natural gas (LNG), both of which are available road fuels in the UK.

LNG requires different, insulated (cheaper) fuel tanks and can deliver better range. There is currently limited availability of refueling facilities for either of the fuels, though the national gas infrastructure makes the development of depot-based refueling facilities a feasible option for medium-scale projects.

Both stoichiometric and lean-burn combustion engines can run on natural gas. The former, in conjunction with a three-way catalyst, will deliver lower emissions of NOx, while the latter will deliver better power, torque and fuel economy. Durable methane catalysts are also emerging which can give very low total hydrocarbon emissions at the tailpipe.

Competition

There are relatively few alternative systems for converting medium and heavy-duty diesel engines to natural gas. The competing systems offered by the competitors described below are more expensive than our technology or are limited in their application to specific engine lines.

  IMPCO Technologies, Inc. IMPCO, which has headquarters in Cerritos, California, is one of the largest and oldest designers and manufacturers of hardware for converting internal combustion engines to natural gas and propane. As of July, 2002, the company had 510 employees, of which 354 were directly involved in the design, manufacture and sale of conversion technologies.

IMPCO has developed a system for converting diesel engines to natural gas which it is marketing, principally in Europe, as " Eclipse.". This system differs from our system in that the internal components of the engine are extensively modified and conversion systems are available for relatively few engines. The " Eclipse." system conversion costs for a typical truck are reported to exceed $50,000 US, a price which does not allow most customers to recover the conversion costs within 12 to 24 months.

  Clean Air Power formerly " Clean Air Partners.", is a San Diego, California-based joint venture, operating since 1991, which develops systems which enable diesel engines to use natural gas in a dual fuel mode. The company has a " dual fuel." system which shares several features with our technology. The Clean Air Power systems are marketed and services through the distributorships and service facilities of Caterpillar, Inc.

Like the IMPCO Eclipse technology, the Clean Air Power system technology has the advantages of a capable corporate technological development effort and an extensive marketing and servicing network. However, these systems require extensive internal engine modifications, are available only for certain Caterpillar engines series, and are more expensive than most customers can justify on the basis of immediate fuel savings. We believe the decision to change the entity name to Clean Air Power in part reflects a change in emphasis toward stationary engine power generation systems, where more expensive conversion systems are more easily justified.

  Westport Innovations Inc. Westport is a publicly traded company based in Vancouver, British Columbia, which develops natural gas operating systems for Cummins diesel engines. The company's " Westport-Cycle." engines are not designed for retrofit markets and like the IMPCO and Clean Air Power systems, are currently out of the price range of most prospective customers

  The Innovative Technology Group, Corp. (ITG) located in Fort Lauderdale Florida offers an open loop conversion system retrofit for all brands of diesel engines, any size, at any location, without spark plugs, to fumigation natural gas/diesel dual fuel operation. Diesel fuel is reduced by as much as 80% to become a pilot ignition source for low pressure natural gas which enters the engine with combustion air. Diesel engines can be retrofitted, in the field. If gas is lost, the engine automatically reverts to full diesel fuel until gas is restored. ITG does not sell engines but converts engines sold by others.

Technology Verification

In order to qualify for U.S. Federal and state grants and tax benefits, the reduction in polluting emissions that result from the Digital Fuel System must be verified by independent testing agencies, and approved by the EPA/CARB. Moreover, we will need to certify each engine family with respect to which we intend to market the Digital Fuel System. An " engine family." is generally one manufacturer, displacement, or horsepower type of engine, and the same engine model may be considered a different " family." in different manufacturing years. We may also be required to obtain separate engine certification depending upon whether an engine has an electric ignition or a compression ignition.

We currently have CARB verification for our Mechanical Fuel System on older model-year four-stroke heavy-duty vehicles 1993 and older excluding those equipped with self-compensating or electronic fuel pumps. We intend to verify our Digital Fuel System with respect to as many engine families as our financial resources will permit, beginning with the most popular engines. We expect that the cost to certify an engine will generally be between $50,000 and $75,000. Testing requires about 30 days, including set up and tear down. The Environmental Protection Agency typically issues reports of the results and certifications within 60 days following the testing.

Status of Current Verification

During the week of June 21, 2004 we completed a six-month intensive development project in Texas and shipped our engine and equipment to an EPA/CARB verification facility in California, Essentially, testing protocol envisions a set-up phase followed by a series of measurements followed by a 1,000 hour operating period during which further measurements are taken. Following the 1,000 hour period, the same measures taken initially are repeated and compared. We estimate this portion of the verification process will take approximately eight weeks.

Upon completion of the eight week period, (approximately September 1, 2004), the raw data collected is compiled into a report which is then submitted to the EPA/CARB. Approximately four weeks following the delivery of the final report, the EPA/CARB will issue a letter indicating the success or failure of our verification.

Manufacturing & Inventory

We currently utilize contract manufacturers for key components of the Mechanical and Digital Fuel Systems and assemble the components in-house. In order to operate converted vehicles on natural gas, natural gas storage tanks must be installed on the converted vehicle. We do not include gas storage vessels in our conversion kit. The customer purchases these separately from a number of companies who manufacture them, or from us at the customer's request.

Our present capacity would allow us to assemble up to 20 kits per month. We are currently interviewing ISO 9000 manufacturing facilities in anticipation of a ramp up in demand following our verification. Our kits consists of essentially two parts: The off the shelf components widely available and the computer chip that is programmed to a particular engine family and specific conditions of the end user. As the programming of the chip is the brains of the technology, we would continue to program all chips in house.

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

  State Energy Program. States will promote the conservation of energy,reduce the rate of growth of energy consumption, and reduce dependence on imported oil through the development and implementation of a comprehensive State Energy Program. The State Energy Program is the result of the consolidation of two Federal formula-based grant programs - the State Energy Conservation Program and the Institutional Conservation Program. The State Energy Program includes provisions for financial assistance for a number of state-oriented special project activities. These activities specifically include programs to accelerate the use of alternative transportation fuels for government vehicles, fleet vehicles, taxis, mass transit, and individuals' privately owned vehicles.

Employees

As of December 31, 2003, the Company employed 7 persons and one technical consultant on a full-time basis, of which 3 were engaged in research and development and 5 were engaged in administrative, clerical and accounting functions. WhiteKnight provides our Chief Executive Officer, Chief Operating Officer and certain marketing and internet support. We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement.

Intellectual Property

Our success depends to a great extent on our ability to protect our intellectual property. We license our core intellectual property pursuant to a license agreement. We rely primarily on a combination of copyright and trade secret protection together with the protections under the Licensing Agreement and nondisclosure and confidentiality agreements to establish and protect our proprietary rights. The patent protection afforded to our licensed intellectual property is uncertain and may involve complex legal and factual issues. We have further negotiated a Proposed License Agreement relating to our technology. (See Related Transactions).

Reports to security holders

We are required to deliver an annual report to security holders which report is to include audited financial statements. We are further to provide periodic quarterly reports which include our financial statements. You may read and copy any reports we filed with the Securities and Exchange Commission (SEC) through the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We filed our reports with the SEC electronically and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company. You may visit the SEC site at http://www.sec.gov. You can visit our internet website http://www.hybridfuelsystems.com.

Item two - Description of Property

We lease 1,500 square feet of manufacturing/office space from our Senior Technical Consultant at a rate of $1,500 per month on a month-to-month basis.

Item three - Legal Proceedings

On November 14, 2003, Ambac International Corporation (" Ambac.") filed a lawsuit seeking $109,915.60 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our kits. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. Subsequently we filed a response on December 22, 2003. Ambac subsequently made a motion for default judgment because the statutory period to file a response was 30 days and our response was filed in 35 days. Further, the response was submitted by a " non-attorney." which is alleged to be a further violation of South Carolina civil procedure. Our CFO filed the response during 2003 at the direction of our then-Chief Executive Officer.

On August 3, 2004, we filed a Motion to Dismiss or, in the Alternative, Motion to Compel Arbitration. In our filing, we maintain the State of South Carolina, County of Richmond, lacks personal jurisdiction over this matter. We intend to vigorously defend our position and believe we will ultimately prevail. However, there can be no assurance that we will prevail and in the event we were to not prevail, we could be required to pay the amount of the suit, plus interest and associated fees. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission. The full amount of the liability has been recorded as a payable in our financial statements as of December 31, 2003.

There is no other pending litigation or other proceedings against the Company.

Item four - Submission of Matters to a Vote of Security Holders

Since January 2001, there have been no matters submitted to a vote of security holders.

PART II

Item five - Market for Common Equity and Related Stockholder Matters

Our securities are traded on the " pink sheets." under the trading symbol " HYFS.". Previously our securities traded under the trading symbol " SOEI.". Between April 2001 and May 2002 our common stock was quoted on the OTC Electronic Bulletin Board maintained by the National Association for Securities Dealers, Inc. (the " OTC Bulletin Board."). Our securities were delisted from the OTC Electronic Bulletin Board on May 23, 2002 due to the Company's failure to file this annual report on Form 10-KSB in a timely fashion. As a result the company currently trades on the Pink Sheets. With the filing of this Form 10KSB and our subsequent quarterly reports on Form 10QSB, we intend to seek a relisting on the OTC Electronic Bulletin Board.

The following table sets forth representative high and low bid prices by calendar quarters as reported in either the OTC Bulletin Board or the Pink Sheets during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

		Ask Price	Bid Price
2002
	First Quarter	$ 0.06	$ 0.08
	Second Quarter	$ 0.06	$ 0.08
	Third Quarter	$ 0.04	$ 0.09
	Fourth Quarter	$ 0.06	$ 0.09

2003
	First Quarter	$ 0.03	$ 0.09
	Second Quarter	$ 0.06	$ 0.09
	Third Quarter	$ 0.05	$ 0.08
	Fourth Quarter	$ 0.06	$ 0.08

As of July 30, 2004, there were 12,163,646 shares of our common stock outstanding, 42,216.15 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 195,209.52 shares of Series B Preferred Stock (which are convertible into 2,272,238 shares of common stock).

Shareholders

As of July 2004, the number of holders of record of our common stock was 76 with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

Recent Sales of Unregistered Securities

During July 2003 we issued 100,000 of our common shares for conversion of a convertible Note and 50,000 shares for an agreed upon settlement. Another 50,000 of common stock was issued in August 2003 to complete the agreement.

Item six - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

2002 and 2003

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. For the years ended December 31, 2002 and 2003, we experienced a substantial slow-down in our operational state due principally to under capitalization. The following compares our performance during this two-year period. However, we do not believe the following changes to our operating posture are indicative of our future business.

For the years ended 2002 and 2003, our revenue from product sales increased by 86.95% from $123,702 to $231,269 and our cost of product sales decreased 31.89% from $111,467 to $75,915, respectively. Overall, our total revenues during this period increased 1,169% from $12,235 at December 31, 2002 to $155,354 at December 31, 2003.

During this period, our losses from operations decreased 23.04% from ($670,111) to ($515,689) which encompasses a 36.99% decrease in consulting fees, a 100% decrease in research and development and a 12.60% decrease in compensation as well as a 3.43% increase in other expenses.

During this period, we further incurred an 82.60% decrease in the value of our inventory, and a 123.65% increase in our interest expense.

Overall, our net loss decreased 44.19% from ($741,575) at December 31, 2002 to ($418,820) at December 31, 2003.

We have no off-balance sheet items connected with our Company or our operations.

2004 and certain expectations for 2005

We are encouraged by our progress during the first six months of 2004 to get our technology back on track. We dedicated six months at a facility in Texas completing the development cycle of our Digital System and we are currently engaged in verification of our technology at an EPA/CARB lab in California. We are also encouraged by the market potential for our product in light of our ability to drastically lower our costs through more efficient manufacturing and to a greater extent, because we've finished the research cycle of the Digital System. Prior to January 2004 we priced our kits in the $6,000 - $8,000 range because we were incurring certain one-time development charges. We estimate the costs of our kits following verification will range between $2,500 and $3,000.

We are further encouraged by the market potential for certain foreign markets, particularly South America. We have described in detail in other portions of this report our current marketing thrust in the nation of Bolivia. During the past several years with improvements in technology, there have been discoveries of large amounts of natural gas in the nation of Bolivia. According to our information, the nation of Bolivia has deposits of natural gas estimated to be second only to those found in Argentina. Also according to our information, the nation of Argentina accounts of in excess of 1 million converted vehicles while the nation of Bolivia accounts for slightly more than 15,000. The recent discoveries of natural gas in Bolivia price that commodity at approximately $0.50 per diesel gallon equivalent. Our information indicates that in-the-tank diesel in Bolivia costs approximately $1.40 per gallon. Into this dynamic of drastically reduced costs of fuel coupled with an overabundant, local supply, we intend to introduce our new pricing.

During 2002 and 2003, our liquidity was limited to small amounts of financing provided on a sporadic basis principally from friends and family. 2003 we would describe as a period of survival. During December 2003 we engaged White Knight SST, Inc. to manage our company and provide operating capital. As of July 30 2004, White Knight has provided $550,000 The President of White Knight has also served as our Chief Executive Officer since December 2003. White Knight's original agreement obligated that company to provide up to $250,000 in operating capital. That agreement was recently amended and White Knight has committed up to $800,000. However, White Knight has expressed their intent to further amend our agreement if necessary to provide up to $1,500,000. We believe that our current and anticipated sales together with financing provided by White Knight will be sufficient to ensure we can continue our operations for the foreseeable future.

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

We Have A History Of Losses And May Never Achieve Profitability.

We have incurred net losses since our inception. At December 31, 2003, our accumulated deficit was $5,808,933 We anticipate that we will continue to incur additional operating losses in the near term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

Our Limited Success Makes It Difficult To Analyze Our Prospects For Future Success.

We were organized on April 1, 1996 and have conducted only limited operations to date, consisting of negotiating the license to use the patents, further research and development, including beta testing, and limited sales efforts. No assurances can be given that we will develop a marketing and sales program which will generate significant revenues from the sales of our dua l fuel conversion systems. The likelihood of our success must be viewed in light of the delays, expenses, problems and difficulties frequently encountered by an enterprise in its development stage, many of which are beyond our control. We are subject to all the risks inherent in the development and marketing of new products.

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

We license our proprietary technology from a related third party and such technology may not be adequately protected from unauthorized use by others, which could increase our litigation costs.

Our success depends to a great extent on our ability to protect our intellectual property. Previously, we license our core intellectual property pursuant to a license agreement between the Company and Electronic Controls Technology LLC ("ECT").  We continue to operate under the old License and have recently negotiated a new Proposed License Agreement which is more fully described in the section marked "Related Party Transactions" else where in this report.   Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pursuant to the License Agreement and the Proposed License Agreement, we have licensed certain patents from ECT. We cannot assure you that any of our licensed technology rights will offer protection against competitors with similar technology. We cannot assure you that the patents covered by the License Agreement or the Proposed License Agreement will not be challenged, invalidated or circumvented in the future or that the rights created by those patents will provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We cannot assure you that we will not become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

We Have Limited Manufacturing Experience and Capacity and Will Rely Upon Third Party Contract Manufacturers Who Have Not Yet Been Contractually Secured

To be successful, we must manufacture, or contract with a third party for the manufacture of, our current and future products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Should we not timely secure a contract manufacturer, or for some reason we are no longer able to obtain key elements from a supplier, we will not be able to produce or will be delayed in producing conversion kits for sale or distribution, which could cause delays in our operation or sales or make continued operation or sales unprofitable.

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

A Public Market For Our Shares May Not Be Sustained And The Price May Fluctuate.

On May 23, 2002 our stock was delisted from the OTC Bulletin Board as a result of our failure to file an annual report on form 10-KSB. Our stock is publicly traded in the "pink sheets" under the symbol "HYFS". The closing bid price as of July 30, 2004 was $0.13. There can be no guarantee that the current price can be maintained or be expected to increase in value. Further, as a stock traded on the "pink sheets", purchasers of the shares may have difficulty selling their common stock should they desire to do so.

Unless An Active Public Trading Market Develops For Our Securities, You May Not Be Able To Sell Your Shares

To date, there has been a very limited public market for our Common Stock,. There can be no assurance that an active trading market will ever develop or, if developed, that it will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities.

Our Common Stock May be Subject to Penny Stock Regulation.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock". Securities Exchange Commission ("Commission") regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934 (the "34 Act"). These Rules affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's common stock to sell their shares in the secondary market, if such a market should ever develop.

We May Issue Preferred Stock With Certain Preferences which May Depress Market Price Of The Common Stock.

The Board of Directors may designate additional series or classes of preferred shares without shareholder consent and those designations may give the holders of the preferred stock, if previously issued, voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of our common stock even prior to any such designation or issuance of preferred stock.

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

The Limited Availability Of Alternative Fueling Stations Can Hinder Our Ability To Market Our Products.

Alternative fuel engines have been commercially available in the past; however, the most significant impediment to the growth in the market for alternative fuel vehicles traditionally has been the limited availability of alternative fuel fueling locations (stations) for natural gas and propane. The success of engines based on alternative fuels will be directly affected by the development of the fueling infrastructure of the natural gas industry and the widespread availability of such fuel sources. In all events, our business and the market for alternative fuel vehicles would benefit substantially from the growth of the infrastructure of the natural gas industry and the more widespread availability of alternative fuels. Conversely, our business and the market for alternative fuel vehicles would be substantially hurt by a diminished or lack of growth of the infrastructure of the natural gas industry and the less widespread availability of alternative fuels.

Item seven - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hybrid Fuel Systems, Inc.

We have audited the accompanying consolidated balance sheets of Hybrid Fuel Systems, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuel Systems, Inc. and as of December 31, 2003 and 2002 and the results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
May 25, 2004

HYBRID FUEL SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
Current assets
Cash	$ 6	$ 147
Accounts receivable	$ 10,953	$ 11,196
Other receivables	$ 5,395	$ 1,639
Inventories	$ 12,584	$ 19,535

Total Current Assets	$ 29,938	$ 32,517

Property plant & equipment, net	$ 15,577	$ 25,381

Total assets	$ 44,515	$ 57,898

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 398,558	$ 373,706
Due to related parties	$ 157,528	$ 61,384
Due to related parties, convertible debt	$ 179,746	$ -
Debt in default	$ 123,272	$ 173,646
Convertible debt in default	$ 283,200	$ 50,000
Sales and payroll taxes payable	$ 245,245	$ 230,108
Convertible debt	$ -	$ 143,200
Other current liabilities	$ 68,649	$ 43,717

Total current liabilities	$ 1,456,198	$ 1,075,761

Redeemable securities	$ 530,000	$ 530,000

SHAREHOLDERS' DEFICIT

Shareholders' deficit
Preferred A stock ( .01 par value; 42,215 shares authorized;	$ 422	$ 422
42,215 shares issued and outstanding) (liquidation preference
$8,021)
Preferred B stock ( .01 par value; 954,563 shares authorized;	$ 1,952	$ 1,952
195,209 shares issued and outstanding) (liquidation preference
$1,002,291)
Common stock ($.001 par value; 20,000,000 shares authorized;	$ 12,164	$ 11,964
12,163,646 and 11,963,646 shares issued and outstanding,
respectively)
Additional paid-in capital	$ 3,852,712	$ 3,832,912
Accumulated deficit	$ (5,808,933)	$ (5,395,113)

Total shareholders' deficit	$ (1,941,683)	$ (1,547,863)

Total liabilities and shareholders' deficit	$ 44,515	$ 57,898

HYBRID FUEL SYSTEMS, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES

Product sales
Revenue from product sales	$ 231,269	$ 123,702
Cost of product sales	(75,915)	(95,340)

Total revenues	155,354	28,362

EXPENSES

Operating expenses
Consulting fees	203,859	317,283
Research and development	-	33,540
Compensation	110,013	146,471
Other operating expenses	201,817	188,944

Total expenses	515,689	686,238
Loss from operations	(360,335)	(657,876)

Other expenses (income)
Loss in investment in subsidiary	-	303,432
Inventory obsolescence	11,186	64,306
Settlements	9,227	15,000
Forgiveness of debt	-	(312,369)
Interest expense	34,448	15,402
Other income	(1,376)	(2,072)

Loss from other expenses	53,485	83,699

Net loss	(413,820)	(741,575)

Basic and diluted loss per share	$ (0.03)	$ (0.06)

Basic and diluted weighted average number of
common shares outstanding	12,054,742	11,741,317

HYBRID FUEL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (413,820)	$ (741,575)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	9,804	10,900
Forgiveness of debt	-	(312,369)
Common stock issued for settlement of debt	10,000	-
Change in operating assets and liabilities
Accounts receivable	243	13,514
Inventory	6,951	93,890
Accounts payable	24,852	122,773
Accrued expenses	29,295	28,699
Related party payable	106,144	(35,826)

Net cash provided (used) by operating activities	(226,531)	(819,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-

Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to employees	(3,756)	(1,639)
Loans from related parties	179,746	61,384
Payments on notes payable	(49,600)	(36,338)
Payments on litigation liability	-	(25,025)
Proceeds from convertible debt	100,000	193,200
Proceeds from the sale of preferred stock	-	304,955
Proceeds from the sale of common stock	-	118,000
Proceeds from payment of stock subscription receivable	-	200,000

Net cash provided (used) by financing activities	226,390	814,537

Net decrease in cash and cash equivalents	(141)	(5,457)

Beginning cash and cash equivalents	147	5,604

Ending cash and cash equivalents	$ 6	$ 147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest	$ 9,517	$ 12,144

Non-Cash investing and financing activities:

Common stock issued for settlement of debt	$ 10,000	0

Common stock issued for conversion of convertible note	$ 10,000	0

HYBRID FUEL SYSTEMS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

		Preferred	Stock		Common	Stock			Stock	Total
	Shares	Amount	Shares	Amount			Paid-In	Accumulated	Subscription	Shareholders'
	Series A	Series A	Series B	Series B	Shares	Amount	Capital	deficit	receivable	deficit
Balance at					11,313,646	$11,314	$3,412,981	$(4,653,538)	(200,000)	$ (1,429,243)
Deceber 31. 2001

Sale of Preferred A	45,215	422					99,563			99,985
Sale of Preferred B			195,209	1,952			203,018			204,970
Payment of stock
subscription recvbl									200,000	200,000
Sale of common					650,000	650	117,350			118,000
stock for cash
Net loss								(741,575)		(741,575)

Balance at	45,215	$ 422	195,209	$ 1,952	11,963,646	$11,964	$3,832,912	$(5,395,113)	$ -	$ (1,547,863))
December 31, 2002

Stock issued for					100,000	100	9,900			10,000
legal settlement
Issuance of stock
for conversion of note					100,000	100	9,900			10,000
Net loss								(413,820)		(413,820)

Balance at	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,808,933)	$ -	$(1,941,683)
December 31, 2003

HYBRID FUEL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hybrid Fuel Systems, Inc. (the " Company.") manufactures retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas. The Company manufactures and sells its systems to customers pursuant to a license agreement acquired on June 1, 1996 with a related party. The Company has exclusive rights to North America, Mexico, Egypt and South America. The license agreement applies to the analog version of the system and is being amended to include newer digital versions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventories

Inventories, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of component parts used in the manufacture and assembly of retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas.

Property, Plant and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (asset categories range from three to seven years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. Accelerated methods are used for tax depreciation.

Impairment of Assets

The Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

In December 2001, the Company, through its wholly owned subsidiary Alternative Energy Technologies, Inc. (AET) completed the acquisition of certain assets of New York State Electric & Gas Corporation (NYSEG) for approximately $355,000. The transaction was accounted for as a purchase transaction. The aggregate purchase price consisted of $30,000 in cash, a seller note payable in the amount of $307,800 and expenses of $17,500. The purchase price was allocated to the net assets acquired based upon their respective fair values. An amount of $191,000 was allocated to inventories and $146,000 was allocated to equipment with the balance of $18,300 allocated to goodwill.

Shortly after the acquisition, the acquired business required substantial unexpected operational funding. As a result of the additional unexpected funding need, the Company decided to rescind the acquisition and in May 2002 the Company gave back the assets previously acquired in exchange for cancellation of the unpaid balance of the acquisition note payable except for $30,000. The net assets of the acquired business were charged to expense in 2001 and the additional funds advanced in 2002 net of forgiveness of the note payable were charged to operations in 2002 as an impairment. The subsidiary (AET) formed to make the acquisition was also disbanded in May 2002 with no further activity. In 2001 the balance on the acquisition note was reflected as a note in default. Upon return of the assets the parties exchanged mutual releases.

Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes." (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The warrants outstanding were determined to be antidilutive and therefore do not affect earnings per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2003 and 2002, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, " Accounting for Stock Based Compensation.", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of December 31, 2002 and 2003, no options had been granted under the plan and therefore no compensation expense has been recognized.

Research and Development Costs

The Company charges research and development costs to expense as incurred.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2003 and 2002, the Company did not have any long-term obligations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern for a reasonable period, not to exceed one year. As reflected in the financial statements, the Company has incurred significant losses from operations during the years ended December 31, 2003 and 2002 and has a significant working capital deficiency as of December 31, 2003 and 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue is dependent on increasing sales from existing products and new versions being tested for acceptance in the marketplace. In addition, the Company has been receiving funding from an investment source (White Knight SST. Inc.) that has committed to continue funding its operations through the end of December 31, 2004. That funding has been in the form of loans that is anticipated to be converted into common stock during the year 2004.

The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty. Management feels that the possibility of increase sales and the continued funding from White Knight SST, Inc. will enable it to continue in business for the next twelve months.

NOTE 2 RELATED PARTY TRANSACTIONS

License Agreement

The Company entered into a licensing agreement collectively with Frank Davis (a significant stockholder and consultant) and the Davis Family Trust and Engine Control Technology LLC (ECT). The license gives the Company the exclusive rights, to utilize and exploit six patents including marketing and selling products. In addition, the Company has the first option to acquire the license for the same patents in other countries where it has not yet been granted. The underlying patents were developed by Frank Davis and other family members who are employees of the Company and have since been assigned to ECT, the owners of which is Patricia Davis.  Patricia Davis is the wife of Frank Davis our Chief Technical Consultant.

In consideration for the license (as amended in 2000), the company issued 250,000 shares of common stock and are to pay a royalty based upon the number of the retrofit systems sold. The amount of the royalty has been minimal for the years 2003 and 2002 due to the limited amount of sales of the units.

In addition, the Company has a consulting agreement with ECT, whereby ECT is to provide various technical consulting services for a monthly fee of $13,000.

Leases

The Company currently subleases a building from ECT on a month to month basis on the same terms and amount as the primary lease. The monthly lease amount is $1,500.

The Company had a two year, $500 per month, lease agreement with Ricky Davis, (a member of the Davis family, who collectively are significant shareholders) for two cargo vans. The lease expired on March 1, 2003 and has not been renewed.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2003 and 2002, property, plant and equipment, net consist of the following:

	2003	2002
Machinery and equipment	$ 63,651	$ 63,651
Furniture, fixtures and equipment	$ 7,461	$ 7,461
Vehicles	$ 46,336	$ 46,336
Leasehold improvements	$ 5,775	$ 123,223
Less accumulated depreciation and amortization	$ (107,646)	$ (97,842)

Total	$ 16	$ 25,381

Depreciation expense charged to operations was $9,804 and $10,900 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002

Current income tax expense (benefit)	$ -	$ -
Deferred income tax expense (benefit) net operating
loss carryforward	168,720	287,490

Change in valuation allowance	(168,720)	(287,490)

Income tax expense (benefit)	$ -	$ -

Income taxes for the years ended December 31, 2003 and 2002 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the change in the valuation allowance.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

As of December 31, 2003, the Company has a net operating loss carryforwards of approximately $4,600,000 that is available to offset taxable income through 2023.

	2003	2002

Net operating loss carryforwards	$ 2,014,594	$ 1,845,874

Valuation allowance	$ 2,014,594	$ 1,845,874

NOTE 5 DEBT IN DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank during the years ended December 31, 2003 and 2002. The note is secured by all assets of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of December 31, 2003 or 2002, the full balance of the note has been reclassified as a current liability for both years.

The Company did not meet the security agreement with Associates Commercial Corporation (Association) for the year ended December 31, 2002. The agreement is secured by a Company vehicle. The provisions of the agreement allow for the liability to become immediately and fully payable upon default of payments. While the Association has not initiated any remedy actions as of December 31, 2002, the full balance of the agreement was reclassified as a current liability. During the year ended December 31, 2003, the Company paid the liability in full.

In 1999 an independent consultant filed suit against the Company to recover fees and damages of $125,000 inclusive of interest to December 31, 1999. The consultant's complaint originated from a contract to provide personal services and expertise, in the field of diesel and gasoline to natural gas conversions, on a project that occurred in 1997 and 1998 in the country of Uzbekistan. The Company contracted with the consultant at the direction and benefit of another party who was the primary contractor of the project. Although the Company had defenses against the plaintiff and had a recovery claim against the primary contractor, it was management's opinion, supported by counsel, that a loss had been sustained in the period. Accordingly, the Company accrued the loss as prescribed by Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. During the fourth quarter of 2001, the Company settled with the independent consultant for $55,000. The accrued litigation loss was adjusted to this amount with the credit made to professional and outside services expense. Both parties agreed to a payment schedule for the remaining $55,000. The Company was to make payments of $5,000 per month until the balance was paid in full in fiscal year 2002.

The Company paid approximately $45,000 before defaulting on the payments during the year ended December 31, 2002. As of December 31, 2003 and 2002, the Company owed approximately $10,000. No actions have been initiated by the creditor for the default of payments.

During the years ended December 31, 2003 and 2002 the Company issued convertible promissory notes to various individuals and to a corporation. The note to the corporation was issued at a rate of 6% per annum, payable in a single lump sum of combined principal and interest on October 23, 2002. Any overdue principal bears interest at the rate of 18% per annum and shall be payable on demand. As of December 31, 2003 and 2002 this note was in default of payment.

The convertible promissory notes to the individuals were issued at various dates at a rate of 6% per annum, payable in a single lump sum of combined principal and interest on December 31, 2003. Any overdue principal bears interest at the rate of 12% per annum and shall be payable on demand. During the year ended December 31, 2003, one of the notes was converted into common shares of the Company. As of December 31, 2003, the balance of these notes was $233,200. This balance was not paid on December 31, 2003 and became in default of payment on January 1, 2004.

NOTE 6 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for certain equipment and vehicles that expire at various dates through 2003. Certain leases provided for payment, by the Company, for property taxes and assessments, insurance and maintenance.

As of the year ended December 31, 2003, there were no future minimum lease payments due on these leases. The Company's remaining lease is paid on a year to year basis.

For the years ended December 31, 2003 and 2002, the Company had a lease agreement with a related party for two cargo vans. The terms of the lease expired on March 1, 2003 As of December 31, 2003, the lease has not been renewed.

The Company currently rents its facility from a related party on a month to month basis. As of December 31, 2003, rent was $1,500 per month. Prior to October 2003, the Company leased another facility, on a month to month basis, from a non-related party. Rent under that agreement was $2,352 per month, plus cost of living increases, property taxes and water charges.

Total rent expense for the years ended December 31, 2003 and 2002 was approximately $33,508 and $44,532, respectively.

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of December 31, 2003 and 2002

	2003	2002

Payroll and sales taxes	$ 162,739	$ 162,739
Penalties and interest	$ 82,506	$ 67,369

	$ 245,245	$ 230,108

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2003 should have a material adverse impact on its financial condition or results of operations.

NOTE 7 STOCK OPTIONS

The Company's Stock Option Plan (" SOP.") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of December 31, 2003 and 2002, no options had been granted under the plan.

Warrants

The Company has issued warrants to purchase shares of common stock to consultants and other non employees. The company uses the Black Scholes option pricing model to value warrants issued to non employees.

The following table summarizes the Company's warrant activity:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance as of January 1, 2002	$ 1,935,000	$ 0.70
Additions	-
Exercised	-
Expirations	-	$ -

Balance as of December 31, 2002	1,935,000	0.7
Additions	-
Exercised	-
Expirations	-352,500	-0.94

Balance as of December 31, 2003	1,582,500	$0.58

	Warrants	Outstanding		Warrants	Exercisable
		Weighted	Weighted
		Average	Average		Weighted
Range	Number	Remaining	Exercise	Warrants	Average
of Exercise	Outstanding	Contractual Life	Price	Exercisable at	Exercise
Prices	12/31/2003	(years)	12/31/2003	12/31/2003	Price
$.01 - $.50	1,370,000	2.24	$0.50	1,370,000	$0.50

$.75-$1.00	212,500	1.39	$0.84	212,500	$0.84

$.01-$1.00	1,582,500	2.12	$0.58	1,582,500	$0.58

NOTE 8 SHAREHOLDERS' EQUITY

On December 10, 2001, the Company completed a private placement of 2,600,000 shares of common stock and warrants to purchase 250,000 shares of common stock for $.50 each, to SWI Holdings, Limited (SWI) a Bermuda company for an aggregate purchase price of $500,000. Pursuant to the Company's Stock Purchase Agreement with SWI, SWI has the right during the period between December 31, 2003 and June 30, 2004 to require the Company to purchase up to 2,500,000 of these shares at a price of $.20 per share ( the Put Option). The Put Option will automatically terminate in the event that the Company (i) completes a financing of in excess of $2 million in gross proceeds at an offering price per share of not less than $.40 or (ii) completes a merger or other business combination pursuant to which the common stock is valued at a price per share of not less than $.40. The company's obligations under the Put Option are secured by a lien in favor of SWI on all of the Company's assets. The value associated with the put option, amounting to $530,000 has been classified as redeemable securities. As of June 30, 2004, this put option had not been exercised and has therefore become void.

Preferred Stock

Effective February 1, 2002, the Company designated 999,779 shares of previously undesignated preferred stock as Series A Preferred Stock, for which 45,216 shares are authorized and Series B Preferred Stock, for 954,563 shares are authorized.

Series A Preferred Stock is convertible, at the option of the holder, at any time, into shares of the Company's common stock as determined by dividing $.19 by a conversion price determined on the date the related certificate is surrendered. The conversion price is subject to periodic adjustment and is initially established at $.01632. Series A Preferred Stock is automatically convertible into shares of the Company's common stock upon (i) the date specified by vote or written consent or agreement of holders of at least three quarters of the shares of Series A Preferred outstanding, or (ii) upon the closing of the sale of the company's common stock in a firm commitment, underwritten public offering registered under the Securities Act in which the Company receives gross proceeds of no less than $20 million. Series A Preferred Stock has a liquidation preference of the greater of $.19 per share or the amount that such share would be entitled to upon liquidation or distribution. The Series A Preferred Stock has voting rights, except as to the election of debtors, equal to the number of shares of common stock into which the Series A Preferred Stock is convertible. The Series A preferred Stockholders have the right to elect one director of the Company.

Series B Preferred Stock is convertible, at the option of the holder at any time, into shares of the Company's common stock as determined by dividing the lower of $.09 or the price per share paid by the holder of the Series B Preferred Stock by a conversion price determined on the date the related certificate is surrendered. The conversion price is subject to periodic adjustment and is initially established at $.00773. Series B Preferred Stock is automatically convertible into shares of the Company's common stock upon (i) the date specified by vote or written consent or agreement of holders of at least three quarters of the shares of Series B Preferred Stock outstanding, or (ii) upon the closing of the sale of Company's common stock in a firm commitment, underwritten public offering registered under the Securities Act in which the Company receives gross proceeds of no less than $20 Million. Series B Preferred Stock has a liquidation preference of the greater of $.09 per share or the amount that such share would be entitled to upon liquidation or distribution. The Series B Preferred Stock has voting rights, except as to the election of directors, equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. The Series B Preferred Stockholders have the right to elect one director of the Company.

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Company has reduced its sales of conversion units during 2003 and 2002 while it conducted research on the new digital based units. It primarily has sold a limited number of units through one sales representative. This represents a concentration of credit risk since most sales are through that one source. If that source were to be lost, it would have a significant detrimental affect on the Company. The Company is currently cultivating other markets and representatives for its old and new products which they anticipate being successful to mitigate this concentration.

NOTE 10 SUBSEQUENT EVENT

In 2003, the Company received funds as a convertible loan from an unrelated investment company of approximately $250,000. The source of those funds advanced additional amounts in the year 2004 and has provided various management and consulting services to the Company.

Item eight - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As reported on a Form 8-k filed March 26, 2004 on March 16, 2004, the Company dismissed its former independent accountant and engaged Brimmer, Burek and Keelan, LLP as our independent accountants. We have never had a disagreement with our accountants on accounting and financial disclosure.

Item 8A - Controls and Procedures

All the Company's former officers and Directors with the exception of Mr. Ricky Davis resigned prior to December 31, 2003. Since January 2004 we have worked to develop systems and procedures which:

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. Changes we are making in our control procedures include a consolidation of our administration at our executives offices in Tampa, Florida.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART III

Item nine - Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act

Name	Age	Position/Office Held
John Stanton	55	Chairman of the Board of Directors
Mark Clancy	48	Chief Executive Officer, Director
Peter Calvert	44	Chief Operating Officer
Frank Davis	67	Chief Technical Consultant
Ricky Davis	43	Comptroller, Director
Robby Davis	41	Vice President, Research and Development

John Stanton - Chairman of the Board of Directors

Since December 23, 2003, John Stanton has served as our Chairman of the Board of Directors. Mr. Stanton is also the Chief Executive Officer and Chairman of the Board of Directors of White Knight. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products Corporation. Mr. Stanton has served as Chairman and President of several public and private companies. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. Mr. Stanton worked with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton is a lifetime resident of Tampa, Florida.

Mark Clancy - Chief Executive Officer and Director

Since December 23, 2003, Mark Clancy has served as our Chief Executive Officer and as a Director. Mr. Clancy is also the President of White Knight SST, Inc., a publicly-traded company and the Chief Executive Officer of White Knight Strategies, Inc. Mr. Clancy founded White Knight Strategies during December 2001 and merged into White Knight SST during December 2003 . Since April 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly-traded EarthFirst Technologies, Inc.. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982.

Peter Calvert - Chief Operating Officer

Since February 2004 Peter Calvert has served as our Chief Operating Officer. Previously, Mr. Calvert served as Technology Implementation Officer for Earthfirst Technologies since August of 2001. Mr Calvert has directed development of solid and liquid waste processing technologies including tire pyrolysis systems, plasma-arc liquid waste processing for PCB's and hazardous liquids and activated carbon manufacture. Prior to joining EarthFirst Mr. Calvert developed technologies for processing high-carbon waste coal ash into commercial concrete products, successfully placing over 300,000 tons of coal ash products into the Boston Central Artery/Terminal project. Mr. Calvert also developed new sources of fuel for 2000 MW electric power company. Mr Calvert has a degree in Life Sciences from Drew University in 1973.

Ricky Davis - Comptroller, Director

Since December 23, 2003, Ricky Davis has served as our Comptroller and as a Director. Mr. Davis joined our Company during 1996 and has served in various capacities including Chief Financial Officer and Treasurer. Prior to joining Hybrid, Mr. Davis was employed by Combustion Labs, Inc. for three years as a technician working with gasoline to natural gas conversions, for four years as the Office Manager of a large mechanical contractor and ran his own mechanical/electrical contracting business for 6 years. Mr. Davis studied Business Management and Marketing at Griffin Area Tech, Atlanta Georgia.

Frank Davis - Chief Technical Consultant

Since the formation of our Company during 1996, Frank Davis has served as our Chief Technical Consultant.  Since 1980, Frank Davis has developed various dual-fuel technologies relating to both gasoline and diesel engines.  Mr. Davis is the author of the patents underlying our technology.  Mr. Davis presently serves in a consulting capacity and is responsible for technical development, including the drive-by-wire engine conversion kits, as well as many general business and strategic matters. In 1980, he founded, and until 1996 served, as Chief Executive Officer of Combustion Labs, Inc., where he conducted research and development related to converting gasoline and diesel engines to run on natural gas or bifuel. Frank Davis is the father of Robby F. Davis, Jeffrey Davis and Ricky Davis.

Rule 406 Code Of Ethics

The Company has adopted a Code of Ethics which is included as a part of this Form 10KSB and attached hereto as Exhibit 3.4.  Our Code of Ethics applies to all our employees and those doing business with our Company and specifically applies to our Chief Executive Officer, Chief Financial Officer and all persons serving in similar capacities.

Item 10 - Executive Compensation

Executive Compensation

None of the Company's employees have earned $100,000 per year during 2002 and 2003. Our current Chief Executive Officer and Chief Operating Officer are provided by White Knight. We did not issue any equity compensation to any officer or director during 2002 or 2003.

Name and Principal Position	Year			Other annual compensation ($)	Long	term	compensation
						Securities		All other
		Annual Compensation			Restricted Stock Awards	underlying options	LTIP	compensation
		Salary	Bonus			SARs	Payouts
		($)	($)		($)	(#)	($)	($)

Edwards,	2002	$0	$0	$0	$0	$0	$0	$0
Alexander	[1]
CEO

Davis, Ricky	2002	$27,300	$0	$0	$0	$0	$0	$0
CFO
	2003	$49,935	$0	$0	$0	$0	$0	$0

Davis, Robby	2002	$0	$0	$0	$0	$0	$0	$0
President	[1]

Davis, Jeffrey	2002	$0	$0	$0	$0	$0	$0	$0
Sec & Treas	[1]

Styles,	2002	$0	$0	$0	$0	$0	$0	$0
Robert	[2]
President

Wacker,	2002	$0	$0	$0	$0	$0	$0	$0
Wolfgang	[4]
CEO

Matthews,	2002	$0	$0	$0	$0	$0	$0	$0
Wayne	4
CFO

Ganatra,	2002	$0	$0	$0	$0	$0	$0	$0
Anil	5
CFO

Gibbs,	2002	$0	$0	$0	$0	$0	$0	$0
Michel	5
COO

1) Mr. Alexander Edwards, III served as our Chief Executive Officer from March through December 2003.  Mr. Edwards compensation was provided by 360 Degree Energy.

2) Mr. Robby Davis served as our President and a Member of the Board of Directors from April 1996 through March 2002. Mr. Jeffrey Davis served as our Corporate Secretary and Treasurer from April 1996 through March 2002.

3) Mr. Robert Styles served as our President from August 2001 through March 2002.

4) Mr. Wolfgang Wacker served as our Chief Executive Officer from February through June 2002. Mr. Wayne Matthews served as our Chief Financial Officer from February through March 2002.

5) Mr. Anil Ganatra served as our Chief Financial Officer during March and June 2002. Mr. Michel Gibbs served as our Chief Operating Officer during March and June 2002.

Since January 2004 the salaries and expenses of our Chief Executive Officer and our Chief Operational Officer are paid by White Knight. The compensation of our future executives will be established by our Board of Directors and will be commensurate with similar positions within our industry.

Our Directors are not compensated for their participation with our Company. Two of our three Directors are principals of White Knight. See the section marked Certain Relationships and Related Transactions for a description of White Knight.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 2004, the beneficial ownership of the Company's Securities by (i) each current member of the Board of Directors of the Company, (ii) the executive officer named in the Section entitled "Executive Compensation," above and (iii) all current directors and executive officers of the Company as a group. On August 9, 2004, the Company had 12,163,646 shares of common stock issued and outstanding.

Name and Address                        Number of                          Percent
of Beneficial Owner                          Shares                            of Class

Ricky Davis                                   357,000                                2.9%
Officers & Directors as a group       357,000                                2.9%

Item 12 - Certain Relationships and Related Transactions

The following summarizes pertinent agreements relating to our operations including our agreement with White Knight, our Proposed Technology License Agreement and our Proposed Chief Technical Consultant Agreement.

Our Agreement with White Knight SST, Inc. (White Knight)

Since December 2003 we have operated under an Agreement with White Knight SST, Inc., (White Knight). Under the terms of our Agreement, White Knight was to: provide up to $250,000 working capital and the President of White Knight was to serve as our Chief Executive Officer. Further, the President and Chief Executive Officers of White Knight are to be nominated to fill vacancies on our Board of Directors until the next annual meeting of shareholders. The Agreement further required the resignation of certain former Officers and consultants and adoption of White Knight's proposed operating plan. The Agreement requires that we issue 5% of our common stock as compensation for White Knight's participation.

To date, White Knight has provided approximately $880,000 in direct investments. White Knight has expressed their intent to convert their debt into shares of our common stock at prevalent prices on the date their funds were invested. For the past six month, White Knight has provided our Chief Executive Officer, Chief Operating Officer and certain marketing support. Since January 2004 we have operated under White Knight's operating plan.

As a part of signing the following Proposed Technology License Agreement, our current Chief Executive Officer Mark Clancy has agreed to continue in this role for a minimum of the twelve months following the execution of the Proposed License Agreement. The terms and conditions of Mr. Clancy's continued employment will be subject to the approval of our Board of Directors and will be consistent with industry standards.

Our Technology License

All of the technology, know-how, devices and apparatus embodied in the patents and incorporated into the various products sold by us were developed and patented by Frank Davis or Frank Davis and Robby E. Davis. Previously we licensed the worldwide rights to commercialize the Dual-Fuel Technology from a Trust established for the Davis family. Previously, the Company sought to craft a second license relating to other portions of the technology. In the course of reorganizing our enterprise, we have negotiated a new Proposed License Agreement to embody all of our technology and know how into one comprehensive, world-wide exclusive agreement (the "e; Proposed License Agreement."). We intend to complete the legal review of the Proposed License during August 2004. The following details the Proposed License Agreement.

Under the terms of the Proposed License Agreement, Hybrid will have the worldwide exclusive right to use, manufacture, lease and/or sell products and/or systems embodying the following patents and related technical know-how:

1) U.S. Patent Serial No. 5,083,547, dated January 28, 1992 for a natural gas and air mixing device, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patents or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations of any such patents; and

2) U.S. Patent Serial No. 5,408,978, dated April 25, 1995, for a natural gas and air mixing device, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations 'of any such patents; and

3) U.S. Patent Serial No. 5,370,097, dated December 6, 1994, for a dual fuel control system which controls the flow of liquid fuel alone or in combination with a gaseous fuel, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations of any such patents; and

4) U.S. Patent Serial No. 5,103,795, dated April 14, 1992 for a natural gas and air mixing device, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations of any such patents; and

5) U.S. Patent Serial No. 4,479,466, dated October 30, 1984 for a natural gas and air mixing device, as as signed to Licensor; any divisions or continuations in whole or in part thereof.; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations. of any such patents;

6) U.S. Non-Provisional Application No. 10/668,589, METHODS AND APPARATUS FOR OPERATION OF MULTIPLE FUEL ENGINES, Filed September 23, 2003, Priority based on U.S. Provisional Application No. 60/413,269, ELECTRONIC FUEL CONTROL SYSTEMS, Filed September 24, 2002 PCT Application No. PCT/US03/29914, METHODS AND APPARATUS FOR OPERATION OF MULTIPLE FUEL ENGINES, Filed September 23, 2003, Priority based on U.S. Provisional Application No. 60/413,269, ELECTRONIC FUEL CONTROL SYSTEMS, Filed September 24, 2002.

The term of the license shall expire upon the later of (i) the expiration of the last-expiring patent covered, including any extensions, or (ii) ten (10) years from the date of execution of the Proposed License Agreement. In exchange for the worldwide exclusive rights described above, we are required to make a one-time license acquisition payment of $250,000 (two hundred and fifty thousand dollars which amount would be due and payable (i) the first anniversary of the execution of the Proposed License Agreement, (ii) the Company's closing on an equity or debt financing, or a combination thereof, following the date of the Proposed License in which we receive gross aggregate proceeds in an amount no less than USD$1 million, or (iii) the sale of the 100th Unit. Following the one-time fee, we are required to pay $250.00 per Unit sold (we estimate at this time our Units will range in price from $3,500 to $4,500 each) with a minimum royalty of $250.00 and maximum royalty of $1,000 for Unit. We are further obligated to pay a royalty rate of 3.5% for any items which are not included in the per kit royalty calculation such as spare parts and consulting services. Under the terms of the Proposed License Agreement, we are obligated to sell a minimum of 750 Units during 2005 and 2,500 Units during 2006 and for each subsequent year during the term of the Proposed License.

Engine Control Technoligies shall have the right to immediately terminate the Proposed License Agreement by giving written notice to the Company in the event Hybrid:

1) is adjudicated bankrupt or insolvent, enters into a composition with creditors, makes an assignment of all or substantially all of its assets for the benefit of its creditors, or if a receiver is appointed for its assets;

2) fails to produce, manufacture, sell, market, or distribute or cause to be produced, manufactured, sold, marketed, or distributed the Units;

3) or its Affiliates, agents, distributors or sublicensees is in material breach or default of any provision of the Proposed License Agreement which default or breach is not cured within the applicable time period;

4) fails to pay the royalty when and as it becomes due and payable;

5) or its Affiliates, agents, distributors or sublicensees pledge, lien, mortgage, secure or otherwise encumber the Licensed Patents in any manner, whether arising by contract, as a matter of law, by judicial process or otherwise;

6) experiences a material adverse effect in the financial condition, operations, assets, business, properties or prospects of the Company. " Material adverse effect." means any event, change, violation, inaccuracy, circumstance or effect that is or is reasonably likely to be, individually or in the aggregate, materially adverse to the condition (financial or otherwise), capitalization, operations or business of the Company;

7) fails to maintain its status as a public company.

Our Proposed Chief Technology Consulting Agreement

In order to ensure ourselves of the continuation of the technology inventor Mr. Frank Davis, we have proposed a Consulting Agreement between the Company and Electronic Controls Technology LLC (the " Proposed Consulting Agreement."). Under the terms of the Proposed Consulting Agreement, we are to compensate Electronic Fuel Technology LLC $7,000 per month until we complete our current verification after which we are to remit $12,000 per month. In exchange for such compensation, Electronic Controls Technology LLC shall:

1) provide general advice, guidance and counsel to, and consult with, senior management of Hybrid with respect to all aspects of Hybrid's business; and

2) shall explain to senior management of Hybrid, in such detail as may be reasonably requested by Hybrid, the current condition, history and prospects of Hybrid and its predecessors, including with respect to operating, financial and organizational matters; manufacturing, marketing, planning and other activities; inventions, patents, patent applications, and other intellectual property rights and interests; relationships with stockholders, subsidiaries, affiliates, employees, suppliers, customers, advisers, consultants and others; transactions; and other matters as may be reasonably requested by Hybrid; and

3) deliver to Hybrid, in good condition, all Confidential Information and all files, documents and other books and records, in whatever form or media, relating to Hybrid's business or its history, prospects, financial condition or results of operations; and

4) shall maintain a regular, ongoing and routine physical presence at the Atlanta area research, development, and distribution center of Hybrid .

Item 13 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

We filed a Form 8-k on March 26, 2004 reporting that March 16, 2004, the Company dismissed its former independent accountant and engaged Brimmer, Burek and Keelan, LLP as our independent accountants.

Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-K:

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

3.4   Hybrid Fuel Systems, Inc. Code of Ethics

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

10.6 Agreement re: International Fuel Systems, Inc. and Davenport, dated January 7, 2000, incorporated by reference to Exhibit 10.6 to the SB-2 filed on March 23, 2000.

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

10.11 Convertible Secured Promissory Note issued to SWI Holdings, Limited, dated April 23, 2002.*

10.12 Security Agreement between the Company and SWI Holdings, Limited, dated as of April 23, 2002.*

10.13 Agreement re: White Knight SST, Inc. and Hybrid Fuel Systems, Inc. (formerly Save On Energy, Inc.) dated December 22, 2003.

31.a   Chief Financial Officer Section 302 Certification

31.b   Chief Executive Officer Section 302 Certification

Item 14 - Principal Accountant Fees and Services

Audit Fees: The aggregate fees billed by BBK for professional services rendered for the audits of the Company's annual financial statements for the years ended December 31, 2003 and 2002 were approximately $30,000. The aggregate fees billed by Aidman Piser for the audit of the Company's annual financial statements for the year ended December 31, 2001 and for the reviews of the financial statements included in the Company's Quarter Reports on Form 10QSB during the 2001 was $50,000.

Audit Related Fees. The Company did not engage BBK nor Aidman Piser to provide professional services to the Company regarding audit related matters during the years ended December 31, 2003 and 2002.

Tax Fees. The Company did not engaged BBK nor Aidman Piser for professional services regarding tax advice or return preparation.

All Other Fees. There were no fees bile3d by BBK or Aidman Piser for services rendered to the Company, other than the services covered above for the years ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 13th day of August, 2004.

Hybrid Fuel Systems, Inc.

By: /s/ Mark Clancy
Mark Clancy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 13, 2004.

/s/ John Stanton John Stanton	Chairman of the Board of Directors

/s/ Mark Clancy Mark Clancy	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and Director

/s/ Ricky Davis Ricky Davis	Director

</TEXT>
</DOCUMENT>