Form 10QSB/A
period 2004-03-31
HYBRID FUEL SYSTEMS INC
filed 2004-11-23
CIK 1107955

<DOCUMENT>
<TYPE>hyfs1stqtr10qsb2004
<SEQUENCE>1
<FILENAME>hyfs1stqtr10qsb2004
<DESCRIPTION>10QSB33104
<TEXT>

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to________

Commission File Number:  333-33134

HYBRID FUEL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

                                 Georgia                                                                                                 58-2267238
(State or other jurisdiction of incorporation or organization)                                            (I.R.S. Employer Identification No.)

12409 Telecom Drive, Tampa, Florida 33637
(Address of principal executive offices) (Zip Code)

(813)-979-9222
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___   No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No  X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At October 29, 2004, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding.  At October 29, 2004, the Company had 48,031,580 of its $0.001 par value common shares outstanding.

Item 1 - Financial Statements

Consolidated Balance Sheets for the three-month periods ended March 31, 2004 and 2003
Statement of Operations for the three month periods ended March 31, 2004 and 2003
Statement of Changes in Stockholders' Equity for the three month period ended March 31, 2004
Statement of Cash Flows for the three month periods ended March 31, 2004 and 2003
Notes to unaudited financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Item 7 - Litigation

Signatures

PART I - FINANCIAL INFORMATION

HYBRID FUEL SYSTEMS, INC.
Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 40,319	$ 6
Accounts Receivable	$ 75,299	$ 10,953
Inventory	$ 12,584	$ 12,584
Other Receivables	$ 5,394	$ 5,395

Total Current Assets	$ 133,596	$ 29,938

Property Plant and Equipment Net	$ 15,577	$ 15,577

Total Assets	$ 149,173	$ 44,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 365,447	$ 398,558
Due to Related Parties	$ 157,525	$ 157,528
Due to related parties - convertible debt	$ -	$ 179,746
Notes Payable Related Parties	$ 22,289	$ -
Sales and Payroll Taxes Payable	$ 232,866	$ 245,245
Debt in Default	$ 89,965	$ 123,272
Convertible Debt in Default	$ 233,200	$ 283,200
Current Portion - Long Term Note	$ 83,306	$ -
Other current liabilities	$ 46,360	$ 68,649
Total Current Liabilities	$ 1,230,958	$ 1,456,198

Long-Term Liabilities
Notes Payable - White Knight	$ 428,800	$ -
Redeemable Securities	$ 530,000	$ 530,000

Total Long-Term Liabilities	$ 958,800	$ 530,000

Total Liabilities	$ 2,189,758	$ 1,986,198

Shareholders' Equity
Preferred Stock - A ($.01 par value; 42,215 authorized 42,215 issued and outstanding; liquidation preference $8.021)	$ 422	$ 422

Preferred Stock - B ($.01 par value; 954,563 shares authorized 195,209 shares issued and outstanding; liquidation preference $1,002,291)	$ 1,952	$ 1,952

Common Stock ($.001 par value; 20,000,000 shares authorized 12,163,464 and 11,963,646 issued and outstanding respectively)	$ 12,164	$ 12,164

Paid in Capital	$ 3,852,714	$ 3,852,712
Accumulated Deficit - Developmental Stage	$ (5,907,837)	$ (5,808,933)

Total Shareholders' Equity (Deficit)	$ (2,040,587)	$ (1,941,683)

Total Liabilities and Shareholders' Equity	$ 149,173	$ 44,515

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Operations

	March 31, 2004		March 31, 2003
	(Unaudited)		(Unaudited)
REVENUES

Revenue from Product Sales	$ 80,092		$ 48,778
Cost of product sales	$ 24,110		$ 24,689

Total revenues	$ 55,982		$ 24,089

EXPENSES

Shipping	$ 1,439		$ 890
Auto	$ 922		$ 1,903
Rents & leases	$ 3,810		$ 10,094
Utilities	$ 7,676		$ 4,262
Insurance	$ 1,441		$ 31,225
Travel	$ 10,519		$ 10,049
Compensation	$ 85,298		$ 10,635
Legal & accounting	$ 10,838		$ 17,500
Professional fees	$ 1,520		$ 4,440
Other operating expenses	$ 4,990	`	$ 5,570
research and development	$ 15,933		$ 2,887
Interest	-		-
Consulting Fees	$ 10,500		$ 26,000

Total Expenses	$ 154,886		$ 125,455

Net Ordinary Income	$ (98,904)		$ (101,366)

Basic and diluted loss per share	$ (0.01)		$ (0.01)

Basic and diluted weighted average number of common shares outstanding	12,054,742		11,741,317

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Changes in Stockholders' Equity

		Preferred	Stock		Common	Stock			Stock	Total
	Shares	Amount	Shares	Amount			Paid-In	Accumulated	Subscription	Shareholders'
	Series A	Series A	Series B	Series B	Shares	Amount	Capital	deficit	receivable	deficit
Balance at					11,313,646	$11,314	$3,412,981	$(4,653,538)	(200,000)	$ (1,429,243)
December 31. 2001

Sale of Preferred A	45,215	422					99,563			99,985
Sale of Preferred B			195,209	1,952			203,018			204,970
Payment of stock
subscription recvbl									200,000	200,000
Sale of common					650,000	650	117,350			118,000
stock for cash
Net loss								(741,575)		(741,575)

Balance at	45,215	$ 422	195,209	$ 1,952	11,963,646	$11,964	$3,832,912	$(5,395,113)	$ -	$ (1,547,863))
December 31, 2002

Stock issued for					100,000	100	9,900			10,000
legal settlement
Issuance of stock
for conversion of note					100,000	100	9,900			10,000
Net loss								(413,820)		(413,820)

Balance at	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,808,933)	$ -	$(1,941,683)
December 31, 2003
Net loss								$(98,904)		$(98,904)
Balance at	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,907,837)	$ -	$(2,040,587)
March 31, 2004

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Cash Flows

	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Cash Flows from operating activities
Net Income	(98,903)	(101,367)
Adjustments to reconcile net
income to net cash provided
by operating activities
Accounts Receivable	(64,347)	(23,263)
Accounts Payable	(33,110)	8,142
Employee Loans	0	(32,900)
Notes and Loan Payable	0	(21,681)
Notes Payable - White Knight	249,052	0
Other current liabilities	0	(2,591)
Federal PR Tax Settlement Pymt	(12,377)	0
Sales Tax Payable	(3)	94

Net Cash provided by Operations	139,216	(72,199)

Cash Flows from financing activities
Notes & Loans Payable		(9,500)
Paid-In Capital		176,310

Net cash provided by financing activities		166,810

Cash Balance at End of Period	40,318	(6,884)
Cash Balance at Beg of Period	(3,377)	128

Net Increase <Decrease> in Cash	36,941	(6,756)

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Notes to Unaudited Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Hybrid Fuel Systems, Inc. (the "Company") licenses the worldwide exclusive rights to a combustion engine fuel delivery system embodied in five US patents and one patent pending.  The Company's current commercial application of the licensed technology is referred to as Fuel 2,  an aftermarket device for the conversion of medium and heavy duty diesel engines to non-petroleum based fuels such as natural gas.

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

Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses for the period then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of the date of this report, no options had been granted under the plan and therefore no compensation expense has been recognized.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

License Agreement

During August, 2004, the Company entered a series of agreements relating to its technology with a related party who is a substantial shareholder.  A summary of each agreement is included in this Form 10QSB under Item 5 - Other Information.

Employment and Consulting Agreements

During August 2004, the Company entered an employment agreement with its Chief Executive Officer and Chairman of the Board and consulting agreements with the technology inventor.  All three individuals are substantial shareholders.  A summary of each agreement is included with this Form 10QSB under Item 5 - Other Information

Leases

The Company currently subleases a building from a related party on a month to month basis on the same terms and amount as the primary lease. The monthly lease amount is $1,500

NOTE 3 - DEBT IN DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank during the through March 31, 2004. The note is secured by all assets of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. Since July, the Company has been in negotiations with the bank wherein White Knight SST would stand in place of Hybrid as the guarantor of the note and Peachtree would accept a payment plan which would liquidate the full amount owed within one year.

Prior to December 31, 2003 the Company issued convertible promissory notes to various individuals and to a corporation. Following negotiations, the holders of the notes have collectively agreed to accept $233,200 as payment in full of all principal and interest and such amount is to be converted into shares of the Company's common stock at rates ranging from $.06 to $.10 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of March 31, 2004 and 2003

	2004	2003
Payroll and sales taxes	$162,739	$162,739
Penalties and interest	82,506	67,369
Total	$245,245	$230,108

During June, 2004, the Company entered a negotiated settlement with the IRS and began making monthly payments including an initial payment of $15,000 plus $5,000 a month through January, 2005.  During January 2005, the Company is obligated to payoff any remaining balance.

Litigation

    On November 14, 2003, Ambac International Corporation (" Ambac.") filed a lawsuit seeking $109,915.60 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our kits. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. On August 3, 2004, we filed a Motion to Dismiss or, in the Alternative, Motion to Compel Arbitration. During October 2004, the Court issued a Motion to Compel Arbitration and we are awaiting the scheduling of such requirement.  We intend to vigorously defend our position and believe we will ultimately prevail. However, there can be no assurance that we will prevail and in the event we were to not prevail, we could be required to pay the amount of the suit, plus interest and associated fees. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission.

As of March 31, 2004, the company is unaware of any claim or threat of litigation relating to Hybrid or our officers or directors.

NOTE 5 - STOCK OPTIONS

The Company's Stock Option Plan ("SOP") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of March 31, 2004 and 2003, no options had been granted under the plan.

Warrants

The Company has issued warrants to purchase shares of common stock to consultants and other non employees. The company uses the Black Scholes option pricing model to value warrants issued to non employees. As of October 18, 2004, all Warrants issued by the Company have expired.

NOTE 6 - SHAREHOLDERS' EQUITY

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

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company.

  During April 2004 we liquidated a $15,000 payable to our former auditor.

  On June 21, 2004 we executed a Sales and Marketing Agreement with DRV Energy which holds that: (a) DRV is the exclusive distributor in OK, KS, AL, AZ and WI and/or vehicles tagged in those states; (b) a Fuel2 kit price of $4,500; (c) DRV is required to sell at least 40 kits during the first twelve months: (d) performance by DRV is predicated on CARB verification.

  On June 30, 2004, we entered an agreement with the IRS for the repayment of all delinquent taxes and interest.  Under the terms of the plan, we are to remit $15,000 upon plan acceptance and then $5,000 a month beginning in July 2004 through January 2005.  During January 2005, we are obligated to payoff any remaining balances.

  On June 30, 2004, we entered an agreement with the State of Georgia for the repayment of all delinquent state sales taxes.  Under the terms of the agreement, we are to remit $3,500 per month through January 2005.  During January 2005, we are obligated to payoff any remaining balances.

  During June 2004 we initiated the verification process for our technologies with Olson-Ecologics Lab in California.

  On July 27, 2004, the Board of Directors authorized the issuance of 7,233,351 shares of our restricted common stock to various members of the Davis family, employees and consultants.

  During August we settled a shareholder suit filed in 2003 with a settlement amount of $15,000.

  On August 31, 2004 we entered a new, worldwide exclusive technology license agreement as well as employment and consulting agreements with the inventor of the technology and our Chief Executive Officer.  A summary of all agreements is included this Form 10QSB under Item 5 - Other Information.

  During October, we negotiated a settlement with all outstanding Note holders allowing for the conversion of their Notes into shares of our restricted common stock.

  During October we received the first set of official emission measurements for our Fuel 2 technology.  We provide a discussion of these results in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

For Quarter Ended March 31, 2003 and 2004

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. For the quarter ended March 31, 2003 we experienced a substantial slow-down in our operational state due principally to under capitalization. We dedicated the majority of our resources during the first quarter 2004 (ending March 31, 2004) on the research, development and reengineering of our Fuel 2 dual-fuel application. The following compares our performance during these periods. During the first quarter ended March 31, 2003 and 2004, we were in a product development stage and during the first quarter 2004, we placed a heavy emphasis on the research, development and reegineering of our Fuel 2 application. During the first quarter 2004 our research and development expenses increased approximately 551% growing from $2,778 during the first quarter 2003 to $15,933.

For the quarter ended March 31, 2003 and 2004, our revenue from product sales increased by 60.09% from $48,778 to $80,092 while our cost of product sales decreased only 2% from $24,689 to $24,110 respectively. Overall, our total revenues during this period increased 43% from $24,089 at March 31, 2003 to $55,982 at March 31, 2004.

Overall during this period, our net loss decreased 2% from ($101,366) at March 31, 2003 to ($98,904) March 31, 2004 which encompasses a 247% decrease in consulting fees, a 551% increase in research and development and an 800% decrease in compensation as well as an 11% decrease in other expenses.

We have no off-balance sheet items connected with our Company or our operations.

2004 and certain expectations for 2005

We recently filed our Form 10KSB for the years ended December 2002 and 2003. Since the date of that filing we can report encouraging results from our current technology  verification testing. The positive result of our verification cannot be minimized in importance relative to the success of our technology in the domestic marketplace.

During the past several years, federal and state governments have enacted ever increasing mandates restricting harmful emission pollutants of diesel engines. In essence, according to these mandates, new vehicle manufacturers will have to ensure their product meets the minimum quantities for certain emissions. At the very least, any aftermarket product such as our Fuel 2 dual-fuel technology must meet the statutory minimum emission standards.

We can report that in a report provided to our Company by an independent lab titled Emission and Fuel Consumption Data Obtained in Accordance with CARB Retrofit Verification Protocol for On-Road Heavy-Duty Engine Applications to Verify Particulate and NOx Reductions When Operating with The Hybrid Dual Fuel System Using a 2001 Model E7-350 Mack Diesel Engine - October 12, 2004 ("Summary Report") exceed the statutory emission standards as contained in the Federal Register for new vehicles. In addition, the results contained in the Summary Report exceed the statutory emission standards as contained in California Codes. The following table summaries our results as compared with the Federal and State of California new vehicle emission standards:

Calculations are in grams per brake horsepower-hour (g/bhp-hr)	Displacement of Diesel with Natural Gas	Total Hydrocarbons (THC)	Carbon Monoxide (CO)	Nitrogen Oxides (NOx)	Particulates (PM)

Hybrid's Fuel2 Certified Emissions	62%	0.048	1.258	3.243	0.0275
40 CFR Parts 85 and 86 (Federal standards)	No standard	1.3	15.5	4	0.1
California Codes 1956.8 (State standards)	No standard	1.3	15.5	4	0.05

Of greater importance to our Verification process however is the percentage reduction in NOx and Particulates.  In the case of the Verification program currently underway, the granting authorities have published reductions in certain emission in order to qualify as an Emission Control Device. Principally, this verification process is geared toward reductions in Nitrogen Oxides or NOx and Particulates or PM. The following chart includes the target reductions sought by the granting authority followed by the certified results achieved by our Fuel 2 dual-fuel technology. We believe these overall results position our Company to engage in meaningful sales during 2005.

	NOx	PM
Approving authority required minimum emission reductions	15%	25%
Hybrid's Fuel2 Certified Emission Reductions	19.3%	73%

We should further note that completion of the Verification process currently underway includes a 1,000 durability cycle followed by a 200-hour on road cycle culminating with a second set of laboratory tests.  If we fail to maintain the results of our first official tests than we would not receive an emissions verification of our Fuel 2 application as an Emission Control Device.  Failure to achieve such verification will have a substantial negative impact on our domestic sales.

Should the reductions we've achieved highlighted above remain consistent following the 1,000-hour durability cycle, 200-hours on road cycle and final round of official results, our Fuel 2 technology will be the first dual-fuel technology verified as an Emission Control Device.

We derived the information for the two charts cited above from the following three sources:

Hybrid's Fuel2Certified Emissions extracted from an independent engine testing lab Summary Report - Emission and Fuel Consumption Data Obtained in Accordance with CARB Retrofit Verification Protocol for On-Road Heavy-Duty Engine Applications To Verify Particulate and NOx Reductions When Operating With The Hybrid Dual Fuel System Using a 2001 Model E7-350 Mack Diesel Engine by the Official EPA Transient Cycle Heavy-Duty Procedure dated October 12, 2004.

Federal Standards extracted from 40 CFR Parts 85 and 86 Emissions Control, Air Pollution From 2004 and Later Model Year Heavy-Duty Highway Engines and Vehicles; Light-Duty On-Board Diagnostics Requirements, Revision; Final Rule

State Standards extracted from California Codes 1956.8. Exhaust Emissions Standards and Test Procedures -1985 and Subsequent Model Heavy-Duty Engines and Vehicles.

We continue to be encouraged by the market potential for our technology for three principal reasons.  The price of diesel fuel continues to rise as the price of oil increases while the price of natural gas appears to be somewhat stable at a lower cost than diesel.  This price differential can represent a substantial economic motivator for fleet conversion.  Second, the preliminary emission test results cited above could potentially open the domestic US marketplace, an arena where our Fuel 2 kit would be the only dual-fuel verified technology available for medium and heavy-duty diesel engines.  Finally, while federal and state environmental regulators have long sought creative means to reduce atmospheric pollutants, during the past two years, there has been a focused effort to clean up the 400,000+/- diesel-only yellow school buses.  A Fuel 2 penetration rate of only 1% into the school bus market place would translate into approximately $18 million dollars in revenue.

During 2003, our liquidity was limited to small amounts of financing provided on a sporadic basis principally from friends and family. During the first quarter 2004, all our financing was provided by White Knight SST, Inc.. For the quarter ended March 31 2004, White Knight has provided $428,000 and the principals of  White Knight have served as our Chief Executive, Chief Financial Officer and Chairman of our Board of Directors since December 2003. During August 2004, we entered an employment agreement with White Knight to provide for these positions to remain for an additional two-year period. We believe that our current and anticipated sales together with financing provided by White Knight will be sufficient to ensure we can continue our operations for the foreseeable future.

Item 5 - Other Information

During August, 2004, the Company entered a series of agreements relating to its technology and the engagement of certain individuals.  The following is a summary of these agreements.  A copy of the each agreement is included as an Exhibit to this Form 10QSB.

Technology License Agreement

On the 18th of August 2004, Hybrid Fuel Systems, Inc., ("Hybrid" or the "Company") entered a world wide exclusive Technology License Agreement (the "License Agreement") with Engine Control Technologies, LLC ("ECT").  ECT is the sole and exclusive owner of US Patents 5,408,978 Gaseous Fuel Entrainment Apparatus and Process issued April 25, 1995; 5,083,547 Air and Fuel Mixing Apparatus issued January 28, 1992; 5,103,795 Air and Fuel Mixing Apparatus and Method issued April 14, 1992; 4,479,466 Natural Gas and Air Mixing Device issued October 30, 1984 and 5,370,097 Combined Diesel and Natural Gas Engine fuel Control system and Method of Using Such issued December 6, 1994 as well certain patents pending relating to the same material as the above referenced patents (collectively the "Patents").

Under the term of the License Agreement; Hybrid has the world-wide exclusive rights to use, manufacture, lease and/or sell products and/or systems which embody the Patents.  To maintain the exclusive nature of the License Agreement, Hybrid must sell a minimum of 750 Fuel2 kits during calendar 2005 and 2,500 Fuel2 kits in each subsequent year.  The term of the License Agreement is the expiration of the last-expiring Patent or ten years.

In exchange for granting the License Agreement, ECT is entitled to a one-time fee of $250,000 payable (a) upon the first anniversary of the License Agreement; (b) receipt of $1million through equity or debt financing; or (c) upon the sale of the 100th Fuel2 kit.  In addition, ECT is entitled to a royalty rate of either (a) $250 per Fuel2 kit, or (b) 3.5% of net sales but in no event shall a royalty payable be created which is lower than $250 or higher than $1,000.

The License Agreement may be terminated (i) in the event Hybrid is adjudicated bankrupt or insolvent, enters into a composition with creditors, makes an assignment of all or substantially all of its assets for the benefit of its creditors, or if a receiver is appointed for its assets; (ii) in the even that Hybrid fails to produce, manufacture, sell, market or distribute or cause to be produced manufactured, sold, marketed or distributed the kits; (iii) in the event that any of Hybrid or its affiliates, agents, distributors or sub-licensees of Hybrid is in material breach or default of any provision of the License Agreement which default or breach is not cured within the applicable time period granted herein; (iv) upon the failure or refusal of Hybrid to pay ECT the royalty when and as it becomes due and payable; (v) in the event that any Hybrid or its affiliates, agents, distributors or sub-licensees pledge, lien, mortgage, secure or otherwise encumber the Patents in any manner, whether arising by contract, as a matter of law, by judicial process or otherwise; (vi) in the event there is a material adverse effect in the financial condition, operations, assets, business, properties or prospects of Hybrid.  "Material adverse effect" means any event, change, violation, inaccuracy, circumstances or effect that is or is reasonably likely to be, individually or in the aggregate, materially adverse to the condition (financial or otherwise), capitalization, operations or business of Hybrid, or; (vii) in the event Hybrid fails to maintain its status as a public company.

In the event of any material breach, Hybrid has 30 days from the notice of such breach to cure any outstanding default.

Consulting Agreement

On August 31, 2004, we entered a Consulting Agreement with Frank Davis, the inventor of our Fuel 2 technology. Under the terms of the Consulting Agreement, Mr. Davis shall provide general advice, guidance and counsel to and consult with senior management of Hybrid with respects to all aspects of our business for a period of five years. The Consulting Agreement automatically extends for subsequent one year periods if not cancelled. Mr. Davis is to receive health and dental insurance as well as an automobile as compensation for the Consulting Agreement.

Consulting Agreement

On August 31, 2004, we entered a Consulting Agreement with Engine Control Technologies, LLC (ECT), the Licensor of our Fuel 2 technology. Under the terms of the five year consulting agreement, ECT shall provide customary consulting services relating to the technology. Compensation for the ECT Consulting Agreement is initially $7,000 per month increasing to $12,000 per month upon the sale of the first 100 kits or closing of financing of $1,000,000 in equity, debt or a combination.

Employment Agreement

On August 30, 2004, we entered an employment agreement with Mark Clancy and John Stanton, (collectively "White Knight") to serve in the capacities as Chief Executive Officer and Chairman of the Board of Directors for a period of at least two years. Compensation for both individuals was fixed at $25,000 per month, payable entirely in restricted shares of our common stock. According to item 6c of the Employment Agreement, If, for the duration of the Employment Agreement (initial two year period), either Mr. Stanton is not nominated and elected as our Chairman of the Board and Mr. Clancy does not continue as our Chief Executive Officer and a Director, then the Technology License between our Company and Electronic Control Technologies is automatically cancelled. This provision may be waived only with the express written consent of Messrs. Stanton and Clancy.

Item 6 - Exhibits and Reports on Form 8-K

On March 26, 2004, we filed a Form 8-K to report our change of independent accountants.

Item 7 - Litigation

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

On August 3, 2004, we filed a Motion to Dismiss or, in the Alternative, Motion to Compel Arbitration. During October 2004, the Court issued an order to Compel Arbitration.  We are now awaiting the scheduling of the arbitration.   We intend to vigorously defend our position and believe we will ultimately prevail. However, there can be no assurance that we will prevail and in the event we were to not prevail, we could be required to pay the amount of the suit, plus interest and associated fees. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission. The full amount of the liability has been recorded as a payable in our financial statements as of December 31, 2003.

There is no other pending litigation or other proceedings against the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Fuel Systems, Inc.
   registrant

October 29, 2004

                                                                                         By:    s/s MARK CLANCY
                                                                                                      Mark Clancy
                                                                                                      Chief Executive Officer
</TEXT>
</DOCUMENT>