Form 10QSB/A
period 2004-06-30
HYBRID FUEL SYSTEMS INC
filed 2004-11-23
CIK 1107955

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  XX     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At November 1, 2004, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding.  At October 29, 2004, the Company had 48,031,580 of its $0.001 par value common shares outstanding.

Item 1 - Financial Statements

Consolidated Balance Sheets for the six-months ended June 30, 2004 and 2003
Statement of Operations for the three and six months ended June 30, 2004 and 2003
Statement of Changes in Stockholders' Equity for the period ended June 30, 2004
Statement of Cash Flows for the three and six month periods ended June 30, 2004 and 2003
Notes to unaudited financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Item 7 - Litigation

Signatures

PART I - FINANCIAL INFORMATION

HYBRID FUEL SYSTEMS, INC.
Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 30,950	$ 6
Accounts Receivable	$ 79,148	$ 10,953
Inventory	$ 12,584	$ 12,584
Other Receivables	$ 5,395	$ 5,395

Total Current Assets	$ 128,077	$ 29,938

Property Plant and Equipment Net	$ 15,577	$ 15,577

Total Assets	$ 143,654	$ 44,515

LIABILITIES AND CAPITAL
Current Liabilities
Accounts Payable	$ 390,024	$ 398,558
Due to Related Parties	$ 157,525	$ 157,528
Due to related parties - convertible debt		$ 179,746
Notes Payable Related Parties	$ 22,289	$ -
Sales and Payroll Taxes Payable	$ 202,939	$ 245,245
Debt in Default	$ 89,965	$ 123,272
Convertible Debt in Default	$ 233,200	$ 283,200
Current Portion - Long Term Note	$ 83,306	$ -
Other current liabilities	$ 46,362	$ 68,649
Total Current Liabilities	$ 1,225,610	$ 1,456,198

Long-Term Liabilities
Notes Payable - White Knight	$ 659,720	$ -
Redeemable Securities	$ 530,000	$ 530,000

Total Long-Term Liabilities	$ 1,189,720	$ 530,000

Total Liabilities	$ 2,415,330	$ 1,986,198

SHAREHOLDERS' EQUITY
Preferred Stock - A ($.01 par value; 42215 authorized 42,215 issued and outstanding; liquidation preference $8.021)	$ 422	$ 422

Preferred Stock - B ($.01 par value; 954,563 shares authorized 195,209 shares issued and outstanding; liquidation preference $1,002,291)	$ 1,952	$ 1,952

Common Stock ($.001 par value; 20,000,000 shares authorized 12,163,464 and 11,963,646 issued and outstanding respectively)	$ 12,164	$ 12,164

Paid in Capital	$ 3,852,714	$ 3,852,712
Accumulated Deficit - Developmental Stage	$ (6,138,928)	$ (5,808,933)

Total Shareholders' Equity (Deficit)	$ (2,271,678)	$ (1,941,683)

Total Liabilities and Shareholders' Equity	$ 143,654	$ 44,515

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Operations
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUES
Product Sales
Revenue from Product Sales	$ 9,079	$ 10,789	$ 89,171	$ 59,567
Cost of product sales	$ 8,517	$ 5,063	$ 32,627	$ 29,752
Total revenues	$ 562	$ 5,726	$ 56,544	$ 29,815

EXPENSES
Shipping	$ 1,138	$ 1,423	$ 2,577	$ 2,313
Auto	$ 2,421	$ 2,382	$ 3,342	$ 4,285
Rents & leases	$ 5,321	$ 9,131	$ 9,130	$ 19,225
Utilities	$ 3,797	$ 6,462	$ 11,472	$ 10,724
Insurance	$ 587	$ 20,289	$ 2,028	$ 51,514
Travel	$ 24,870	$ 7,357	$ 35,389	$ 17,406
Compensation	$ 106,164	$ 3,159	$ 191,462	$ 13,794
Legal & accounting	$ 36,278	$ -	$ 47,117	$ 17,500
Professional fees	$ 2,419	$ -	$ 3,939	$ 4,440
Other operating expenses	$ 4,640	$ 3,647	$ 9,630	$ 9,217
research and development	$ 33,520	$ 2,143	$ 49,453	$ 5,030
Interest	-	$ 13,481		$ 13,481
Consulting Fees	$ 10,500	$ 31,075	$ 21,000	$ 57,075
Total Expenses	$ 231,653	$ 100,549	$ 386,539	$ 226,004

Net Ordinary Income	$ (231,091)	$ (94,823)	$ (329,995)	$ (196,189)

Basic and diluted loss per share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Changes in Stockholders' Equity

		Preferred	Stock		Common	Stock			Stock	Total
	Shares	Amount	Shares	Amount			Paid-In	Accumulated	Subscription	Shareholders'
	Series A	Series A	Series B	Series B	Shares	Amount	Capital	deficit	receivable	deficit
Balance at					11,313,646	$11,314	$3,412,981	$(4,653,538)	(200,000)	$ (1,429,243)
Deceber 31. 2001

Sale of Preferred A	45,215	422					99,563			99,985
Sale of Preferred B			195,209	1,952			203,018			204,970
Payment of stock
subscription recvbl									200,000	200,000
Sale of common					650,000	650	117,350			118,000
stock for cash
Net loss								(741,575)		(741,575)

Balance at	45,215	$ 422	195,209	$ 1,952	11,963,646	$11,964	$3,832,912	$(5,395,113)	$ -	$ (1,547,863))
December 31, 2002

Stock issued for					100,000	100	9,900			10,000
legal settlement
Issuance of stock
for conversion of note					100,000	100	9,900			10,000
Net loss								(413,820)		(413,820)

Balance at	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,808,933)	$ -	$(1,941,683)
December 31, 2003
Net loss								$(98,904)		$(98,904)
Balance at	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,907,837)	$ -	$(2,040,587)
March 31, 2004
Net loss								$(231,091)		$(231,091)
Balance at	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$((6,138,928))	$ -	$(2,271,678)
June 30, 2004

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Cash Flows
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Cash Flows from operating activities
Net Income	$ (231,091)	$ (94,823)	$ (329,995)	$ (196,189)
Adjustments to reconcile net
income to net cash provided
by operating activities
Accounts Receivable	$ (3,850)	$ 20,581	$ (68,197)	$ (2,681)
Accounts Payable	$ 24,467	$ 50,063	$ (8,643)	$ 58,205
Employee loans	$ -	$ (16,700)	$ -	$ (49,600)
Other current liabilities	$ -	$ (322)	$ -	$ (2,913)
Notes Payable - White Knight	$ 230,922	$ -	$ 479,974	$ -
Notes and Loans Payble	$ -	$ -	$ -	$ (8,000)
Line of Credit	$ -	$ -	$ -	$ (13,681)
Federal PR Tax Settlement Pymt	$ (15,000)	$ -	$ (27,377)	$ -
Sales Tax Payable	$ (14,927)	$ 330	$ (14,929)	$ 424

Total Adjustments	$ 221,612	$ 53,952	$ 360,827	$ (18,246)

Net Cash provided by Operations	$ (9,480)	$ (40,871)	$ 30,832	$ (214,435)

Cash Flows from financing activities
Notes & Loans Payable II	$ -	$ 3,000	$ -	$ (6,500)
Additional Paid-In Capital	$ -	$ 55,121	$ -	$ 231,431

Net cash provided by financing activities	$ -	$ 58,121	$ -	$ 224,931

Net increase <decrease> in cash	$ (9,480)	$ 17,250	$ 30,832	$ 10,496

Summary
Cash Balance at End of Period	$ 30,950	$ (2,620)	$ 30,950	$ (9,502)
Cash Balance at Beg of Period	$ (7,128)	$ (6,883)	$ (6)	$ (7,011)

Net Increase <Decrease> in Cash	$ 23,711	$ (9,603)	$ 30,832	$ (16,613)

(see Notes to unaudited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Notes to Unaudited Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hybrid Fuel Systems, Inc. (the "Company") licenses the worldwide exclusive rights to a combustion engine fuel delivery system embodied in five US patents and one patent pending.  The Company's current commercial application of the licensed technology is referred to as Fuel2,  an aftermarket device for the conversion of medium and heavy duty diesel engines to non-petroleum based fuels such as natural gas.

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

The Company did not meet the payment terms on the note payable to Peachtree National Bank through June 30, 2004. The note is secured by all assets of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. Since July, the Company has been in negotiations with the bank wherein White Knight SST would stand in place of Hybrid as the guarantor of the note and Peachtree would accept a payment plan which would liquidate the full amount owed within one year.

Prior to December 31, 2003 the Company issued convertible promissory notes to various individuals and to a corporation. Following negotiations, the holders of the notes have collectively agreed to accept $233,200 as payment in full of all principal and interest and such amount is to be converted into shares of the Company's common stock at rates ranging from $.06 to $.10 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of June 31, 2004 and 2003

	2004	2003
Payroll and sales taxes	$142,058	$162,739
Penalties and interest	60,881	67,369
Total	$202,939	$230,108

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

As of June 30, 2004, the company is unaware of any claim or threat of litigation relating to Hybrid or our officers or directors.

NOTE 5 - STOCK OPTIONS

The Company's Stock Option Plan ("SOP") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of June 30, 2004 and 2003, no options had been granted under the plan.

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

NOTE 7  - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company.

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

  During October we received the first set of official emission measurements for our Fuel2 technology.  We provide a discussion of these results in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months period ended June 30, 2003 and 2004

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. For the period ended June 30, 2003 we experienced a substantial slow-down in our operational state due principally to under capitalization. We dedicated the majority of our resources during the six months of 2004 on the research, development and reengineering of our Fuel2 dual-fuel application. The following compares our performance during these periods.

During the first six months ended June 30, 2003, we were in a product development stage and during the first six months of  2004, we placed a heavy emphasis on the research, development and reegineering of our Fuel2 application. During the three month period ended June 30, 2004 our research and development expenses increased approximately 1,564% growing from $2,143 during the three months period ended June 30, 2003  to $33,520 for the same three month period in 2004.

For the quarter ended June 30, 2003 and 2004, our revenue from product sales decreased by 110% from $410,789 to $9,079 while our cost of product sales increased only 163% from $5,063 to $8,517, respectively. Overall, our total revenues during this comparative period decreased 198% from $5,726 to $562.

Overall during this period, our net loss increased 94% from ($94,823) at June 30, 2003 to ($231,091) June 30, 2004 which encompasses a 295% decrease in consulting fees, a 1,564% increase in research and development and an 3,360% increase in compensation as well as an 127% increase in other expenses.

We have no off-balance sheet items connected with our Company or our operations.

For the six months period ended June 30, 2003 and 2004

We dedicated the majority of our resources during the six months of 2004 on the research, development and reengineering of our Fuel2 dual-fuel application. The following compares our performance during these periods.

During the first six months ended June 30, 2003 and 2004, we were in a product development stage and during the first six months of  2004, we placed a heavy emphasis on the research, development and reegineering of our Fuel2 application. During the first six months of 2004 our research and development expenses increased approximately 983% growing from $5,030 during the first six months of 2003 to $49,453 for the same six month period in 2004.

For the six months ended June 30, 2003 and 2004, our revenue from product sales increased by 149% from $59,567 to $89,171 while our cost of product sales increased by 8% from $29,752 to $32,627, respectively. Overall, our total revenues during this comparative period increased 189% from $29,815 to $56,544.

Overall during this period, our net loss increased 168%% from ($196,189) at June 30, 2003 to ($320,995) June 30, 2004 which encompasses a 272% decrease in consulting fees, a 983% increase in research and development and a 1,388% increase in compensation as well as an 4.9% increase in other expenses.

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

Should the reductions we've achieved highlighted above remain consistent during the 1,000-hour durability cycle followed by a final round of official results, our Company will have the first dual-fuel technology verified as an Emission Control Device. We believe these reductions position our Company to engage in meaningful sales during 2005.

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

During 2003, our liquidity was limited to small amounts of financing provided on a sporadic basis principally from friends and family. During the first quarter 2004, all our financing was provided by White Knight SST, Inc.. For the quarter ended June 30 2004, White Knight has provided $659,720 and the principals of  White Knight have served as our Chief Executive, Chief Financial Officer and Chairman of our Board of Directors since December 2003. During August 2004, we entered an employment agreement with White Knight to provide for these positions to remain for an additional two-year period. We believe that our current and anticipated sales together with financing provided by White Knight will be sufficient to ensure we can continue our operations for the foreseeable future.

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

In the event of any material breach, Hybrid has 30 days from the notice of such breach to cure any outstanding default.  A copy of the Technology License Agreement is included with the filing of this Form 10Q.

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

November 1, 2004

                                                                                         By:    s/s MARK CLANCY
                                                                                                      Mark Clancy
                                                                                                      Chief Executive Officer