Form 10QSB/A
period 2004-09-30
HYBRID FUEL SYSTEMS INC
filed 2004-11-23
CIK 1107955

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[AX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
(State or other jurisdiction of incorporation or organization)                                            (I.E.. Employer Identification No.)

12409 Telecom Drive, Tampa, Florida 33637
(Address of principal executive offices) (Zip Code)

(813)-979-9222
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  AX     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At November 15, 2004, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding.  At November 15, 2004, the Company had 48,031,580 of its $0.001 par value common shares outstanding.

Item 1 - Financial Statements

Consolidated Balance Sheets for the nine-months ended September 30, 2004 and 2003
Statement of Operations for the three and nine months ended September 30, 2004 and 2003
Statement of Changes in Stockholders' Equity for the period ended September 30, 2004
Statement of Cash Flows for the three and nine month periods ended September 30, 2004 and 2003
Notes to unedited financial statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 6 - Exhibits and Reports on Form 8-K

Item 7 - Litigation

Signatures

PART I - FINANCIAL INFORMATION

HYBRID FUEL SYSTEMS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unedited)	(Audited)
ASSETS
Current Assets
Cash	$ 111	$ 6
Accounts Receivable	$ 38,547	$ 10,953
Inventories	$ 12,584	$ 12,584
Other Receivables	$ 5,395	$ 5,395
Total Current Assets	$ 56,637	$ 29,938

Property Plant & Equipment, Net	$ 8,367	$ 15,577

Total Assets	$ 65,004	$ 44,515

LIABILITIES

Current Liabilities
Accounts Payable	$ 368,095	$ 398,558
Due to Related Parties	$ -	$ 157,528
Due to Related Parties Convertible Debt	$ -	$ 179,746
Sales and Payroll Taxes Payable	$ 175,515	$ 245,245
Debt in Default	$ 123,272	$ 123,272
Convertible Debt in Default	$ 283,200	$ 283,200
Other Current Liabilities	$ 37,325	$ 68,649
Total Current Liabilities	$ 987,407	$ 1,456,198

Long Term Liabilities
Redeemable Securities	$ -	$ 530,000

Total Liabilities	$ 987,407	$ 1,986,198

SHAREHOLDERS' DEFICIT

Preferred Stock - A ($.01 par value; 42,215 authorized, 42,215 issued; liquidation preference $8,021	$ 422	$ 422
Preferred Stock - B ($.01 par value; 954,563 shares authorized; 195,209 shares issued;liquidation preference $1,002,291)	$ 1,952	$ 1,952
Common Stock ($.001 par value; 95,000,000 shares authorized; 48,031,580 and 11,963,646 shares issued, respectively)	$ 2,009,337	$ 12,164
Additional paid-in capital	$ 4,382,713	$ 3,852,712
Accumulated Deficit	$ (7,316,827)	$ (5,808,933)

Total Shareholders Equity (Deficit)	$ (922,404)	$ (1,942,683)

Total Liabilities and Shareholders Equity	$ 65,004	$ 44,515

(see Notes to unedited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Operations

	Three Months Ended September 30, 2004 (Unedited)	Three Months Ended September 30, 2004 (Unedited)	Nine Months Ended September 30, 2004 (Unedited)	Nine Months Ended September 30, 2003 (Unedited)

REVENUES

Revenue from product sales	$ 33,417	$ 20,529	$ 122,588	$ 80,096
Cost of product sales	$ 30,669	$ 29,817	$ 63,296	$ 59,569
Forgiveness of Debt	$ 22,289	$ -	$ 22,289	$ -

Total Revenues	$ 25,038	$ (9,288)	$ 81,582	$ 20,527

EXPENSES
Operating Expenses
Shipping	$ 337	$ 784	$ 2,914	$ 3,097
Auto	$ 1,555	$ 1,100	$ 4,897	$ 5,385
Rents & Leases	$ 4,782	$ 11,021	$ 13,912	$ 30,246
Utilities	$ 3,888	$ 6,427	$ 15,360	$ 17,151
Insurance	$ 426	$ -	$ 2,454	$ 51,514
Travel	$ 12,766	$ 5,467	$ 48,155	$ 22,873
Compensation	$ 129,612	$ -	$ 321,074	$ 13,794
Legal & Accounting	$ 33,350	$ 944	$ 80,467	$ 18,444
Professional Fees	$ 1,424	$ -	$ 5,363	$ 4,440
Research & Development	$ 2,750	$ -	$ 52,203	$ 5,030
Other Operating Expenses	$ 21,430	$ 7,177	$ 31,060	$ 16,394
Interest	$ 5,965	$ -	$ 5,965	$ 13,481
Consulting Fees	$ 984,860	$ 3,104	$ 1,005,860	$ 60,179
Sales and Use Tax	$ -	$ 237	$ -	$ 237

Total Expenses	$ 1,203,147	$ 36,262	$ 1,589,686	$ 262,266

Net Loss	$ (1,178,109)	$ (45,549)	$ (1,508,104)	$ (241,738)

Basic and diluted loss per share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted common shares	48,031,580	11,963,646	48,031,580	11,963,646

(see Notes to unedited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Changes in Stockholders' Equity

		Preferred	Stock		Common	Stock			Stock	Total
	Shares	Amount	Shares	Amount			Paid-In	Accumulated	Subscription	Shareholders'
	Series A	Series A	Series B	Series B	Shares	Amount	Capital	deficit	receivable	deficit
Balance at
December 31. 2001					11,313,646	$ 11,314	$ 3,412,981	($4,653,538)	$ (200,000)	($1,429,243)

Sale of Preferred A	45,215	$ 422					99,563			99,985
Sale of Preferred B			195,209	$ 1,952			203,018			204,970
Payment of stock
subscription recvbl									200,000	200,000
Sale of common					650,000	650	117,350			118,000
stock for cash
Net loss								(741,575)		-741,575
Balance at
December 31, 2002	45,215	$ 422	195,209	$ 1,952	11,963,646	$11,964	$3,832,912	$(5,395,113)	$ -	$ (1,547,863))

Stock issued for					100,000	100	9,900			10,000
legal settlement
Issuance of stock
for conversion of note					100,000	100	9,900			10,000
Net loss								(413,820)		(413,820)
Balance at
December 31, 2003	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,808,933)	$ -	$(1,941,683)

Net loss								($98,904)		($98,904)
Balance at
March 31, 2004	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(5,907,837)	$ -	$(2,040,587)

Net loss								($231,091)		($231,091)
Balance at
June 30, 2004	45,215	$ 422	195,209	$ 1,952	12,163,646	$12,164	$3,852,712	$(6,138,928)	$ -	$(2,271,678)

Net Loss								($1,178,109)		($1,178,109)
Common Shares issued					35,716,684	$1,997,173				$1,997,173
Redeemable Securities							$ 530,210			$530,210
Balance at
September 30, 2004	45,215	$ 422	195,209	$ 1,952	47,880,330	$2,009,337	$ 4,382,922	($7,317,037)	$0	($922,404)

(see Notes to unedited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Statement of Cash Flows

	Three Months Ended	Three Months Ended	Nine-Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unedited)	(Unedited)	(Unaudited)	(Unedited)

Cash Flows from operating activities
Net Income	$ (1,178,109)	$ (45,549)	$ (1,409,200)	$ (241,738)
Adjustments to reconcile net
income to net cash provided
by operating activities
Depreciation	$ 7,210	$ -	$ 7,210	$ -
Accounts Receivable	$ 40,603	$ (7,839)	$ 36,753	$ (10,520)
Accounts Payable	$ (4,733)	$ 10,348	$ 19,734	$ 68,553
Employee loans	$ -	$ (48,650)	$ -	$ (98,250)
Other current liabilities	$ -	$ -	$ -	$ (2,913)
Notes Payable - White Knight	$ -	$ -	$ 230,922	$ -
Notes and Loans Payable	$ -	$ 27,000	$ -	$ 19,000
Line of Credit	$ -	$ -	$ -	$ (13,681)
Federal PR Tax Settlement Pymt	$ -	$ -	$ (15,000)	$ -
Federal Tax Payable	$ -	$ (2,040)	$ -	$ (2,040)
Sales Tax Payable	$ -	$ 611	$ (14,927)	$ 1,035
Accrued Expenses	$ (21,078)	$ -	$ (21,078)	$ -

Total Adjustments	$ 22,001	$ (20,569)	$ 243,613	$ (38,815)

Net Cash provided by Operations	$ (1,156,108)	$ (66,118)	$ (1,165,588)	$ (280,553)

Cash Flows from financing activities
Notes & Loans Payable II	$ -	$ (16,500)	$ -	$ (23,000)
Additional Paid-In Capital	$ -	$ 82,675	$ -	$ (314,106)
Loans from related parties	$ (659,720)	$ -	$ (659,720)	$ -
Notes Payable	$ (37,289)	$ -	$ (37,289)	$ -
Due to Related Parties	$ (157,526)	$ -	$ (157,526)	$ -
Redeemable Securities	$ (530,000)	$ -	$ (530,000)	$ -
Paid in Capital	$ 530,000	$ -	$ 530,000	$ -
Common Stock	$ 1,997,173	$ -	$ 1,997,173	$ -

Net cash provided by financing activities	$ 1,142,638	$ 66,175	$ 1,142,638	$ 291,106

Net increase <decrease> in cash	$ (13,470)	57	$ (22,950)	10,553

Summary
Cash Balance at End of Period	$ 111	$ (5,216)	$ 31,061	$ (14,718)
Cash Balance at Beg of Period	$ (30,581)	$ (2,620)	$ (37,709)	$ (9,631)

Net Increase <Decrease> in Cash	$ (30,470)	$ (7,836)	$ (6,759)	$ (46,142)

(see Notes to unedited Financial Statements)

HYBRID FUEL SYSTEMS, INC.
Notes to Unedited Financial Statements

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

The Company did not meet the payment terms on the note payable to Peachtree National Bank through September 30, 2004. The note is secured by all assets of the Company. The provisions of the note allows for the note to become immediately and fully payable upon default of payments. Since July, the Company has been in negotiations with the bank wherein White Knight SST would stand in place of Hybrid as the guarantor of the note and Peachtree would accept a payment plan which would liquidate the full amount owed within one year.

Prior to December 31, 2003 the Company issued convertible promissory notes to various individuals and to a corporation. Following negotiations, the holders of the notes have collectively agreed to accept $233,200 as payment in full of all principal and interest and such amount is to be converted into shares of the Company's common stock at rates ranging from $.06 to $.10 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of September 30, 2004 and 2003

	2004	2003
Payroll and sales taxes	$175,515	$245,245
Total	$175,515	$245,245

During June, 2004, the Company entered a negotiated settlement with the IRS and began making monthly payments including an initial payment of $15,000 plus $5,000 a month through January, 2005.  During January 2005, the Company is obligated to payoff any remaining balance.

Litigation

    On November 14, 2003, Ambac International Corporation (" Ambac.") filed a lawsuit seeking $109,915.60 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our kits. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. On November 16, 2004, we received a Demand for Arbitration Notice and we are scheduling such Arbitration to occur during January 2005.  We intend to vigorously defend our position and believe we will ultimately prevail. However, there can be no assurance that we will prevail and in the event we were to not prevail, we could be required to pay the amount of the suit, plus interest and associated fees. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission.

As of September 30, 2004, the company is unaware of any claim or threat of litigation relating to Hybrid or our officers or directors.

NOTE 5 - STOCK OPTIONS

The Company's Stock Option Plan ("SOP") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of September 30, 2004 and 2003, no options had been granted under the plan.

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

NOTE 7  - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company.

  During October we received the first set of official emission measurements for our Fuel2 technology.  We provide a discussion of these results in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

  On November 9, 2004, we granted an Exclusive Letter of Authorization to Represent Hybrid Fuel Systems, Inc. to Crescent City S. A. relating to South America excluding the nations of Bolivia and Columbia.  Provided we receive confirmation of the sale of 1,000 Fuel 2 kits during the 180 day period of exclusivity granted in the Letter, the Company shall enter an exclusive License Agreement with Crescent City S. A..

  During November 2004 the Company completed assembling a series of ISO 9000 compliant vendors which are able to provide Fuel 2 components in quantities of 100, 1,000 and 5,000 per month.  The Company intends to conduct final assembly and quality inspections at our facilities in Fayetteville, Georgia.

  During October 2004 we purchased a trademark on our No School Bus Left Behind Initiative.   We briefly discuss this initiative in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the unedited consolidated financial statements and notes thereto.

For the three months period ended September 30, 2003 and 2004

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. Through the period ended September 30, 2003 we experienced a substantial slow-down in our operational state due principally to under capitalization. We dedicated the majority of our resources during the nine months of 2004 on the research, development and reengineering of our Fuel2 dual-fuel application. In addition, we have dedicated a portion of our resources during the nine-months of 2004 in liquidating various debts and obligations of the Company.  The following compares our performance during these periods.

During the three months ended September 30, 2003, we were in a product development stage and during the same period during  2004, we placed a heavy emphasis on the research, development and the reegineering of our Fuel2 application as well as reducing our overall liabilities. During the three month period ended September 30, 2004 our research and development expenses increased approximately 2,750% growing from $0 during the three months period ended September 30, 2003  to $2,750 for the same three month period in 2004.

For the quarter ended September 30, 2003 and 2004, our revenue from product sales increased by 162% from $20,529 to $33,417 while our cost of product sales increased only 2.86% from $29,817 to $30,669, respectively. Overall, our total revenues during this comparative period increased  from $(9,288) to $25,038.

Overall during this period, our net loss increased from ($45,549) at September 30, 2003 to ($1,178,109) September 30, 2004 principally through one-time charges of $984,860 for the issuance of stock to employees and for settlements of corporate obligations.  During the three month period ended September 30 2003 and 2004 our research and development expense increased 2,750% growing from $0 to $2,750, respectively.

We have no off-balance sheet items connected with our Company or our operations.

During the third quarter 2004, we reduced our outstanding liabilities from $2,415,330 at the end of June 2004 to $987,407 at the end of September 2004.

For the nine months period ended September 30, 2003 and 2004

We dedicated the majority of our resources during the nine months of 2004 on the research, development and reengineering of our Fuel2 dual-fuel application. In addition, we have dedicated a portion of our resources during the nine-months of 2004 to liquidating various debts and obligations of the Company.  The following compares our performance during these periods.

During the first nine months ended September 30, 2003 we were in a product development stage and during the first nine months of  2004, we placed a heavy emphasis on the research, development and reegineering of our Fuel2 application. During the first nine months of 2004 our research and development expenses increased approximately 1,038% growing from $5,030 during the first nine months of 2003 to $52,203 for the same nine month period in 2004.

For the nine months ended September 30, 2003 and 2004, our revenue from product sales increased by 153% from $80,096 to $122,588 while our cost of product sales increased from $59,569 to $63,296, respectively. Overall, our total revenues during this comparative period increased 397% from $20,527 to $81,582.

Overall during this period, our net loss increased 623% from ($241,738) at September 30, 2003 to ($1,509,104) at September 30, 2004 which encompasses a 1,671% increase in consulting fees, a 1,038% increase in research and development and a 2,328% increase in compensation as well as a 189% increase in other expenses.

We have no off-balance sheet items connected with our Company or our operations.

During the third quarter 2004, we reduced our outstanding liabilities from $2,415,330 at the end of June 2004 to $987,407 at the end of September 2004.

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

We continue to be encouraged by the market potential for our technology for three principal reasons.  The price of diesel fuel continues to rise as the price of oil increases while the price of natural gas appears to be somewhat stable at a lower cost than diesel.  This price differential can represent a substantial economic motivator for fleet conversion.  Second, the preliminary emission test results cited above could potentially open the domestic US marketplace, an arena where our Fuel 2 kit would be the only dual-fuel verified technology available for medium and heavy-duty diesel engines.  Finally, while federal and state environmental regulators have long sought creative means to reduce atmospheric pollutants, during the past two years, there has been a focused effort to clean up the 400,000+/- diesel-only yellow school buses.  We have developed sales strategy trademarked No School Bus Left Behind Initiative to establish a footprint for our Fuel 2 technology.

No School Bus Left Behind Initiative

We have developed a marketing strategy which positions our Fuel 2 technology as a means for diesel-dedicated yellow school buses to reduce fuel costs while achieving a meaningful reduction in atmospheric pollutants.  Within our State of Florida there are approximately 18,000 diesel-dedicated yellow school buses.  There are numerous studies which confirm that the emissions of a diesel-dedicated school bus contain atmospheric pollutants which are particularly hazardous to the thousands of school children who must ride the bus twice each day.  Further, the recent rise in the cost of diesel fuel represents an immediate increase  in transportation costs to the local school system.

In light of the independent emission analysis discussed above, we believe our Fuel 2 technology, when properly installed on a yellow school bus, can immediately reduce the amount of particulate matter by as much as 73% and reduce nitrogen oxides or NOx by as much as 19%.  Further according to our information, the average cost of a gallon of diesel fuel is approximately $2.00 while the average cost of a natural gas gallon equivalent is approximately $1.25.  Provided this price differential remains relatively stable, we believe our Fuel 2 technology can represent an immediate and meaningful reduction in transportation costs.

We intend to launch our No School Bus Left Behind Initiative during January 2005 initially within the State of Florida.

Liquidity

During 2003, our liquidity was limited to small amounts of financing provided on a sporadic basis principally from friends and family. During 2004, all our financing was provided by White Knight SST, Inc.. For the quarter ended September 30 2004, White Knight has provided $830,322 and the principals of  White Knight have served as our Chief Executive, Chief Financial Officer and Chairman of our Board of Directors since December 2003. During August 2004, we entered an employment agreement with White Knight to provide for these positions to remain for an additional two-year period. We believe that our current and anticipated sales together with financing provided by White Knight will be sufficient to ensure we can continue our operations for the foreseeable future.

Item 6 - Exhibits and Reports on Form 8-K

None.

Item 7 - Litigation

    On November 14, 2003, Ambac International Corporation (" Ambac.") filed a lawsuit seeking $109,915.60 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our kits. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. On November 16, 2004, we received a Demand for Arbitration Notice and we are scheduling such Arbitration to occur during January 2005.  We intend to vigorously defend our position and believe we will ultimately prevail. However, there can be no assurance that we will prevail and in the event we were to not prevail, we could be required to pay the amount of the suit, plus interest and associated fees. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission.

    As of September 30, 2004, the company is unaware of any claim or threat of litigation relating to Hybrid or our officers or directors.

There is no other pending litigation or other proceedings against the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Fuel Systems, Inc.
   registrant

November 16, 2004

                                                                                         By:    s/s MARK CLANCY
                                                                                                      Mark Clancy
                                                                                                      Chief Executive Officer