Form 10KSB
period 2004-12-31
HYBRID FUEL SYSTEMS INC
filed 2005-04-04
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10 KSB

(Mark One)
XX ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

___TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from to_____

Commission File Number 333-33134

HYBRID FUEL SYSTEMS, INC.
(Name of Small Business Issuer in its charter)

Georgia	58-2267238
State of or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

12409 Telecom Drive, Tampa, Florida 33637
(Address of principal executive offices)(Zip Code)

Issuer Telephone Number: 813-979-9222

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

    Check whether the Issuer (i) has filed all reports required to be filed by Section 13 or 15d of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and; (ii) and has been subject to such filing requirements for the past 90 days.   [X] Yes [  ] No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

    Revenues for the fiscal year ended December 31, 2004 totaled $138,724 and for fiscal year ended December 31, 2003 totaled $231,269

    As of March 24, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $18,812,367.

    At March 24, 2005, the registrant had outstanding 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares.  At March 24, 2005, the Company had 80,921,230 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure format (check one) Yes  {  }  No {X}.

Hybrid Fuel Systems, Inc.
Form 10KSB for the year ended December 31, 2003
Table of Contents

Part I

Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6	Management's Discussion and Analysis or Plan of Operations Risk Factors
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits
Item 14	Principal Accountant Fees and Services
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

Item one - Description of Our Business

   Throughout this report, terms such as "we", "our", the "Company" or "Hybrid" mean Hybrid Fuel Systems, Inc., a Georgia company.

General

We were incorporated in the State of Georgia in 1996 and since that date have been in the business of manufacturing and marketing retrofit systems for the conversion of gasoline and diesel engines, stationary or vehicular, to non-petroleum based fuels such as compressed natural gas and liquefied natural gas. We hold a world-wide exclusive license to commercialize the technology embodied in five issued and one pending US patent.   Since 1998, we have dedicated our research and development exclusively to conversion systems for diesel-powered engines.  We currently offer the Fuel 2(TM) dual-fuel conversion system designed to convert medium and heavy duty mobile diesel engines to operate in a natural gas/diesel dual-fuel mode.

During the first quarter 2005 we completed the acquisition of various Horiba emission testing equipment so that we could accelerate our internal research and development and offer emission testing services for other companies. During the first quarter 2005 we expanded the number of parts and components we offer for resale.

We introduced our technology into the marketplace in the 1990’s through the conversion of gasoline and diesel engines to operate in a dual fuel mode. During this period, we developed commercial versions of the fuel delivery system to fit many older, naturally aspirated, diesel engine types and placed conversion units into engines all around the world. The experiences gained during this period including conversions on a wide array of engines operating under different conditions with varying fuel requirements contributed significantly to the subsequent four patents and the Company's first market application referred to as the Fuel2™ conversion system.

During the first six months of 2004, we rededicated our development efforts and re-engineered our primary system designed to convert medium and heavy duty diesel engines to operate in a dual-fuel, natural gas and diesel mode for the electronic version of our Fuel2 system. We refer to the commercial version of our dual-fuel system as the Fuel2™ system.

Our Product

We are currently engaged in commercializing the Fuel 2(TM) system that allows a medium or heavy duty diesel engine to operate in a dual-fuel, diesel/natural gas mode.   There are three main components to our Fuel 2(TM) system:

(i) the Electronic Control Unit or ECU,

(ii) the gas air mixing device and

(iii) the measuring, monitoring and reporting devices.

Our system can typically be installed in a day with two qualified technicians.  In addition to the installation of our system, our customers must also mount fuel storage tanks and linkage.  Typically, it takes approximately one-half day to install fuel storage tanks and linkage.

The conversion of a vehicle to a dual fuel mode requires our Fuel 2(TM) system together with a catalytic converter, fuel storage tanks and linkage.  The catalytic converter must be purchased from an approved vendor.  The fuel storage tanks and linkage can be purchased by our customers on the open market.  We do not provide the catalytic converter or fuel storage tanks.

Engine Families That Hybrid's Dual Fuel System can be Installed On as of January 1, 2005

Both mechanical and electronic diesel engines are used in many applications with various duty cycles not commonly seen in the average trucks and buses. Therefore, when the opportunity to convert these engines arises, additional programming may be required to assure the operation of the dual fuel matches the performance of 100% diesel. These application can be varied and should be dealt with on a case by case basis.

The following discussion specifies the electronic and mechanical engine families our system has successfully converted to a dual fuel mode. However, until we receive an Environmental Protection Agency/California Air Resource Board (EPA/CARB) verification, we cannot engage in meaningful sales within the United States. The following engines cited in both electronic and mechanical discussions have been converted on an developmental basis.

Electronic Engines

•	Mack E7 through 2003 year models;
•	Cummins Celect System M11 and M14 through 2003 year models
•	International DT466 through 2003 year models
•	International T44E model

A survey form is required to determine changes in the electronic system introduced by the OEM's in 2004.

Mechanical Engines

Our Fuel2 system can be installed on all 4-stroke diesel engines, excluding pre-chambered engines and 2-stage combustion, typically a GM 5.2 liter to 5.6 liter engine. The International 1996 and older model 7.3 engines used in earlier applications by Ford and International light-duty vehicles cannot be converted to dual fuel.

Technology Verification

In order to market our Fuel 2(TM) system within the United States, we must first receive verification of our technology. Vehicle emissions are regulated by federal and state agencies with respect to the output of certain atmospheric pollutants.  A technology which impacts vehicle emissions such as our Fuel 2(TM) system must first be independently evaluated and then formally recognized as not likely to cause a vehicle to operate in violation of emission limitations.  Federal and State agencies have developed a series of programs designed to verify the emission output of a particular technology.

The EPA and California Air Resource Board (CARB) have both signed a "memorandum of agreement" to establish reciprocity and coordination in their efforts to evaluate and verify emission reduction technologies and products. Under the agreement, CARB conducts the verification of technologies such as our Fuel2’ system under a program titled "Diesel Emission Control Strategies Verification" which involves different paths depending on the type of emission reduction technology.

Our Fuel2 System Verification Update

We are pursuing sales of our Fuel2™ system in the United States as well as certain foreign markets. During June 2004, we began the first portion of the protocol required to achieve verification. We previously provided detailed information concerning the EPA/CARB verification program. The following is a further update of the official emission measurements of our Fuel2’ system.

During October 2004 , we received our first independent emission measurements. We repeated this test again in January and February in an effort to achieve a 25% reduction in NOx. A 25% reduction in NOx would make us eligible for various federal and state grants. We have not yet been successful in achieving a 25% reduction in NOx.

If we do not receive a verification for our Fuel2™ technology, we will have difficulty in marketing our system in the United States and our ability to market the technology outside of the United Stats may also be adversely affected. The following table details the independent emission measurements of our Fuel2™ system.

	NOx	PM
Required minimum emission reductions for verification	15%	50%
Hybrid’s Fuel2™ October 2004 results	19.3%	73%
Hybrid’s Fuel2™ January 2005 results	22.9%	78.9%
Hybrid’s Fuel2™ February 2005 results	17.9%	56.5%

Our Emissions Lab

We intend to operate an emissions lab in our Atlanta, Georgia facility which includes at a minimum the following equipment:

7 Rack Horiba Gas Analyzers	2 Horiba Rack NOx Analyzers
2 Rack Horiba Constant Volume Samplers	1 Horiba Exhaust Analyzer
1 Horiba Air Sampler	1 Varian Star Gas Analyzer
2 Horiba Air Sampler Hang Racks	1 Zeo Air Supply
1 Horiba 48" Chassis Dyno w/controller & Power Rack	1 Zeo Air Generator
1 Horiba CDC 900 Dyno Controller	1 Horiba Infrared Gas Analyzer
1 Horiba Power Converter	2 Clayton Dynamometers

In addition, we have also purchased a Taylor 535 horsepower dynometer to address heavy-duty vehicles. Once the above listed equipment is installed, upgraded and calibrated, we can offer services as an independent emissions lab.

We estimate our emission lab will be ready to offer services as an emission testing facility after August 1, 2005.

The Fuel 2(TM) Marketplace

    The universe for our Fuel 2(TM) conversion system encompasses all medium and heavy duty diesel powered trucks and buses. The number of vehicles which are eligible for our technology represent an estimated 3% or 3,660,000 units of the total population of medium and heavy duty trucks and buses operating within the United States.

    According to the United States Department of Transportation, Federal Highway Administration (FHA) and the 2000 US Census there are a total of 83,800,000 trucks and buses in the United States. The FHA further defines this segment to consist of 92% "light trucks" (74,000,000); 8% "medium trucks and buses" (4,400,000), and; 2% "heavy trucks and buses" (1,700,.000). The vehicle manufacturers truck classifications defines light trucks" as those with a weight of 0 - 14,000 lbs; "medium trucks and buses" as those with a weight of 14,001 - 33,000, and; "heavy trucks and buses" as those with a weight of 33,001 and higher.

    The population of vehicles available for our Fuel 2(TM) technology based on size consists of approximately 6,100,000 units or 8% of the total population of trucks and buses. We have no reliable data which provides an estimate about what percent of the 6,100,000 units are diesel or which operate on a host of other fuels such as gasoline, dedicated natural gas and hybrid vehicles. However, our experiences indicate that more than 60% or 6 out of ten medium and heavy duty trucks and buses are dedicated diesel vehicles and therefore, immediately eligible for our technology.

    As a result of the foregoing factors, we estimate the number of trucks and buses operating within the United State which are immediately eligible to benefit from our Fuel 2(TM) technology are approximately 3,660,000 or 3% of the total US truck and bus population.

Our Marketing Strategy

     We offer our Fuel 2(TM) system to parties interested in lowering their transportation costs through the use of fuels that are less costly than diesel or to achieve a certain reduction in emission pollutants or both.  We believe our Fuel 2(TM) system differentiates from competitive technologies in respect to price, universal applications, ease of installation and fuel displacement.  Successful verification of our Fuel 2(TM) system as an Emission Control Device would enhance our competitive position.

    We are currently engaged in introducing our Fuel 2(TM) to the marketplace through a strategy that:

•
Positions our Fuel 2(TM) system as means to take advantage of lower priced natural gas verse diesel as a fuel source.  The US Department of Energy publishes a report approximately every six months titled Alternative Fuel Price Report.  According to the report, the average price of a gallon of diesel over a five year period was $1.52.  The average cost of an equivalent gallon of Compressed Natural Gas or CNG during the same five year period is $1.18.  Consumers utilizing CNG during this five year period could reduce their fuel costs by an annual average of 22%.  We believe this annualized savings can offset the purchase price of conversion.  The ability to recoup investment through fuel savings would be primarily a function of mileage.

•
Market our Fuel 2(TM) system as an Emission Control Device.  As discussed elsewhere in this report under the heading Our Verification Progress, the use of our Fuel 2(TM) system together with a specialized catalytic converter has been demonstrated to lower the emissions an average of NOx by 20.03% and PM by 69.46%.

•
Our Fuel 2(TM) system at a price point substantially less than the cost of alternative dedicated-engine dual-fuel technologies.  The added cost to acquire a new natural gas powered medium and heavy duty engine instead of a conventional diesel engine is approximately $20,000 to $30,000.  The cost to convert an existing diesel engine to operate in a dual-fuel mode is approximately $40,000.  The retail cost of our Fuel 2(TM) system is $4,500.  In the case of all three approaches, the user would also have to purchase fuel storage tanks and a catalytic converter at a cost of approximately $5,000 per vehicle.  We believe this system price differential is a significant competitive factor.

•
Position our Fuel 2(TM) system is an economic and efficient improvement over diesel catalysts and emission traps.  As discussed elsewhere in this report under the head Competition, as an Emission Control Device, our Fuel 2(TM) system is a superior means of reducing harmful atmospheric pollutants over Diesel Oxidation Catalysts and Diesel Particulate Filters.

    To aid in the market introduction of our Fuel 2(TM) system, we have adopted a marketing program including:

•	Our Vice President, Sales and Marketing makes direct contact with prospective customers in the private sector worldwide;

•	We have a license agreement with BAF Technologies to facilitate the sale of our Fuel 2(TM) system to various municipalities and governmental entities in the States of New York and Texas;

•	We have a license agreement with DRV Energy to facilitate the sale of our Fuel 2(TM) system throughout the mid-United States marketplace;

•	We have a license agreement with Civic Group based in Brazil to facilitate the sale of our Fuel 2(TM) system throughout South America.

•	We have entered a Memorandum of Understanding with WITCO, Inc. to commercialize our technology in China and India;

•	We have created a program trademarked No School Bus Left Behind Initiative(TM) which seeks the direct sale of our system to school systems throughout the continental United States.

Competition

Our competition comes from two areas:  technology competitors such as catalysts and traps and conversion competitors such as dedicated natural gas engines and technologies to convert existing diesel engines.

Technology Competitors

Within the United States, we must qualify as an Emission Control Device.  As an Emission Control Device, our principal competitors will be certain catalytic converters, emission traps and filters.  We believe our Fuel 2(TM) system is superior to our primary competitors:  Diesel Oxidation Catalysts (DOC) and Diesel Particulate Filters (DPF).

Diesel Oxidation Catalysts

Diesel Oxidation Catalysts or DOC’s look like an automotive catalytic converter and they act in a similar manner. A typical DOC has a ceramic honeycomb cylinder that fits inside a standard-sized truck muffler. The exhaust passes over the layers of the catalyst bed and comes into contact with a coating of platinum-based or other catalysts.

    DOC’s are a proven technology for controlling emissions of carbon monoxide, volatile hydrocarbons, and other pollutants that are in gaseous or liquid phases in diesel exhaust. A wide variety of catalytic coatings, sizes and configurations are available from many manufacturers, each one tailored to exhaust flows from particular engines and designed to optimize removal of specific substances. The Fuel2’ system uses a DOC to control hydrocarbons and CO.

    DOC’s can only remove about 20% of a typical engine’s PM emissions. What is called “Particulate Matter” is actually a complex and changeable mix of solid carbon particles, sulfate particles and liquids and heavy gases. DOC’s can only act upon the liquids and gases of PM, solids and adsorbed liquids pass over the catalytic bed unchanged.

Diesel Particulate Filters

    Outwardly, DPF’s resemble DOC’s. A typical trap is a ceramic catalyst coated matrix that fits inside of a standard sized muffler. The exhaust passes through a bed of ceramic material, or several of these layers.

    The path of the exhaust in a DPF, however, is very different than in a DOC. The DPF forces the smoke through channels of porous ceramic that are deliberately dead-ended; the solid soot particles remain behind in the dead end while the gas is forced through the pores.

If carbon particles continue to accumulate in the traps, the engine exhaust back pressure becomes excessive causing the engine shut down. To prevent such clogging, traps are designed to burn away the accumulated carbon and renew the air flow and cleaning action. This burning away of accumulated carbon is referred to as a regeneration cycle, which may be either continuous or periodic.

    The key to successful trap regeneration is temperature: the hotter, the better. Traps have a successful history of operation, particularly in Europe, in engines that operate under high loads and thus have exhaust temperatures exceeding 300 degrees Celsius, a temperature at which regeneration is continual and reliable.

    School buses, or any engine that operates in stop-start mode, are more difficult for traps. There have been a series of failed installations of traps on fleets of school buses, particularly in urban areas where frequent stops and low speeds prevent the engines from attaining the temperatures required for successful regeneration. Drivers are alerted to the clogging of the trap by a backpressure sensor, which eventually shuts the engine down or does not allow it to start. (DPF systems are typically sold with a backpressure metering device).

Conversion competitors

There are relatively few alternative systems for converting medium and heavy-duty diesel engines to natural gas. The competing systems offered by competitors described below are more expensive than our technology or are limited in their application to specific engine lines. Competitors include:

•	IMPCO Technologies, Inc.

•	Clean Air Power formerly " Clean Air Partners

•	Westport Innovations Inc.

•	The Innovative Technology Group, Corp.

Manufacturing & Inventory

We currently utilize contract manufacturers for key components of Fuel 2(TM) system and assemble the components in-house.  In order to operate converted vehicles on natural gas, natural gas storage tanks must be installed on the converted vehicle. We do not include gas storage tanks in our conversion system. The customer purchases these separately from a number of companies who manufacture them, or from us at the customer's request.

During December 2004 we leased a 12,000 square foot facility in Atlanta, Georgia to house our engine room, emission lab, stock room, assembly, quality inspection/testing, service and installation management.  We intend to outsource the manufacturing of our components and to conduct final assembly and shipping at our new facility.

Regulatory Environment

Environmental Legislation Effecting the Demand for Natural Gas Vehicles

In addition to the fact that diesel gas is generally more expensive than natural gas, one of the primary disadvantage of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains particulate matter, visible as soot that contains unburned and partially burned fuel. These hydrocarbon emissions are a significant contributor to air pollution and to human respiratory difficulties. Also of significance is the fact that diesel fuel combustion produces Nitrogen Oxides (NOx), a toxin that is harmful to humans and the environment. NOx is a major known contributor to greenhouse gas formation resulting in global warming.

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

•
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

•
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

•
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

•	EPA's Clean School Bus USA, a program designed to reduce both children's exposure to diesel exhaust and the amount of air pollution created by diesel school buses.

Employees

As of December 31, 2004, the Company had 9 employees and one technical consultant on a full-time basis, of which 4 were engaged in research and development and 4 were engaged in administrative, clerical and accounting functions and 2 were engaged in sales and marketing.   We believe that our relationship with our employees is good and we are not a party to any collective bargaining agreement.

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

We license patents that relate to a universal aftermarket fuel delivery system. The delivery system is compatible with any existing mobile or stationary combustion engine.  The delivery system can regulate any type of alternative fuel with any conventional fuel. The patents that we license contain ninety-nine claims unique to our commercial product.

We have filed a U.S. Non-Provisional Patent Application No. 10/668,589, titled Methods and Apparatus for Operation of Multiple Fuel Engines, which was filed September 23, 2003. This patent embodies the electronic version of our fuel delivery system.

Item two - Description of Property

We lease 1,500 square feet of manufacturing/office space from our Senior Technical Consultant at a rate of $1,500 per month on a month-to-month basis.  We intend to continue this facility through May 2005 afterwhich we will operate our of our new leased facility in PeachTree City, Georgia.

During December 2004 we subleased a 12,000 square foot stand alone facility in PeachTree City, Georgia at the rate of $5,600 per month.  We are obligated under the terms of the sublease to a two-year period commencing March 1, 2005. We currently maintain our executive offices in Tampa, Florida. Our executive office space in Tampa, Florida is provided at no charge by our management company White Knight SST.

Item three - Legal Proceedings

On November 14, 2003, Ambac International Corporation (" Ambac.") filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. We are now scheduled to enter mediation with Ambac during January 2005.   As of March 22, 2005, AMBAC has not responded to requests to schedule the mediation.

There is no other pending litigation or other proceedings against the Company.

Item four - Submission of Matters to a Vote of Security Holders

Since January 2001, there have been no matters submitted to a vote of security holders.

PART II

Item five - Market for Common Equity and Related Stockholder Matters

Our securities are traded on the OTC Electronic Bulletin Board maintained by the National Association for Securities Dealers, Inc. (OTCBB) under the trading symbol " HYFS".   Prior to November 23, 2004, our shares traded on the "pink sheets."    Between April 2001 and May 2002 our common stock was quoted on the OTCBB.  Our securities were delisted from the OTC Electronic Bulletin Board on May 23, 2002 due to the Company's failure to file periodic reports in a timely fashion.

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

		Bid Price	Ask Price
2003
	First Quarter	$0.02	$0.03
	Second Quarter	$0.04	$0.05
	Third Quarter	$0.04	$0.09
	Fourth Quarter	$0.03	$0.05

2004
	First Quarter	$0.03	$0.09
	Second Quarter	$0.06	$0.09
	Third Quarter	$0.15	$0.22
	Fourth Quarter	$0.50	$0.85

At December 31, 2004, we have an aggregate of 65,509,843 of our $.001 par value common shares issued and outstanding. As of March 22, 2005, 80,921,230 shares of our $.001 par value common shares issued and outstanding. At December 31, 2004 we have 42,216 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 195,209 shares of Series B Preferred Stock (which are convertible into 2,272,238 shares of common stock) issued and outstanding.

Shareholders

As of March 22, 2005, the number of holders of record of our common stock was 246 with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

Dividends

We have not paid any cash dividends in the past and have no present intention of doing so. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon our future earnings (if any), financial condition, capital requirements and other factors, the company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends, except that the Company cannot pay dividends on its common stock unless a dividend is paid on the outstanding Series A and Series B preferred shares on an as-converted basis.

Recent Sales of Unregistered Securities

On September 12, 2004, we issued 7,083,331 restricted common shares comprised of: (i) 5,799,980 to certain employees as compensation; (ii) 683,351 to settle prior indebtedness; (iii) 100,000 shares for legal fees and (iv) 500,000 shares for consulting services.

On October 13, 2004 we issued 28,633,333 restricted common shares comprised of: (i) 250,000 to our VP Operations; (ii) 11,900,000 shares to secure our Chairman and Chief Executive Officer for a period of two years; (iii) 16,433,333 for conversion of debt owed to our management company for cash investments and; (iv) 50,000 shares for legal services.

On November 1, 2004 we issued 1,750,000 restricted common shares comprised of (i) 200,000 to certain employees as compensation; (ii) 1,550,000 shares through the exercise of warrants which were issued in 2001.

During December 2004, we agreed to issue 300,000 to two individuals for the sale of our restricted securities.  Further during December 2004, we agreed to  issue 10,005,175 restricted common shares to White Knight for partial conversion of their debt.  We subsequently issued these shares on January 10, 2005.

During January 2005, we issued 3,150,000 restricted common shares comprised of (i) 100,000 shares to certain employees as compensation; (ii) 2,000,000 shares for partial conversion of White Knight's debt; (iii) 1,000,000 shares for consulting services, and; (iv) 50,000 shares for legal fees.

During February 2005, we issued 13,850,000 restricted common shares comprised of (i) 100,000 as a hiring incentive for our VP Sales and Marketing; (ii) 11,750,000 shares for partial conversion of White Knight's debt.

During December 2004, we issued 3,004,338 shares which comprise the fees owed to White Knight pursuant to their management agreement.

Item six - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

2003 and 2004

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. Between 2001 and the year ended December 31 2003, we experienced a substantial slow-down in our operational state due principally to under capitalization. We engaged White Knight on December 23, 2003 as a crisis finance and management company. Since that date, the principals of White Knight have arranged for all our financing and our Chief Executive Officer, Chairman of our Board of Directors and a Director serve similar capacities with White Knight. White Knight's executives also served as our interim Chief Financial Officer and financial administrator.

The following compares our financial statements for the years ended 2003 and 2004. However, 2004 was a period of reengineering our principal product as well as addressing a number of legal and financial matters which had been created over a period from our inception in 1996 through December 2003. We therefore believe the following is not indicative of our future operating results.

Balance Sheet

Assets

For the year ended December 31, 2003, the Company had current assets of $28,938 and total assets of $44,515. For the year ended December 31, 2004, current assets increased 153.9% to $73,498 and total assets increased 1,207.4% to $582.005.

In addition, during the first quarter 2005, we arranged for the purchase of various Horiba emission testing equipment for $40,000. In addition, we acquired a new Taylor dynometer at a cost of approximately $232,000. We intend to locate the equipment in our new 12,000 square-foot facility in PeachTree City, Georgia. Our research indicates a replacement value for the Horiba equipment would be in excess of $2,000,000.

Liabilities

For the year ended December 31, 2003, the Company had current liabilities of $1,456,198 and total liabilities of $1,986,198 including $530,000 of redeemable securities. For the year ended December 31, 2004, current liabilities had been reduced by $702,941 or 48.3% to $753,257 and total liabilities had been reduced by $1,232,941 to $753,257 or 61.9%.

During this period, convertible debt in default was reduced by 72.4% from $283,200 at year ended December 31, 2003 to $78,200 at year ended December 31, 2004. During the 2004, the Company repaid amounts owed to the Internal Revenue Service since 1999. In addition, the Company reduced the sales and payroll taxes payable by $115,151 or 47% from $245,245 at year ended December 31, 2003 to $130,094 at the year ended December 31, 2004.

Since the year ended December 31, 2004, we have reached a settlement with the item listed as accounts payable in settlement which relates to debts incurred during 2001 and 2002 and we have negotiated a settlement with PeachTree National Bank which is listed as debt in default. We anticipate both these items will be liquidated by the year ended December 31, 2005.

Stockholders' Deficit

For the period ended December 31, 2003, the Company reflected $3,852,712 in paid-in capital and the Company had $12,164 of common stock and a shareholder deficit totaling $(1,941,683). For the period ended December 31, 2004, paid-in capital increased by approximately 96.8% to $7,582,270 and the common stock had increased by 438.5% to $65,510. During the 2004 fiscal year, total shareholders' deficit was reduced 91.2% from $(1,941,683) at the year end December 31, 2003 to $(171,252) at year ended 2004.

In summary, during the twelve months ended December 31, 2004, we increased current assets by 153.9% and total assets by 1,207.4% while reducing current liabilities by 48.3% and total liabilities by 62.1%. During this period, we increased paid-in capital by 96.8% and common stock by 438.5% while reducing shareholders' deficit by 91.2% and increasing shareholders' equity by 1,207.4%.

Statement of Operations

For the year ended December 31, 2003, the Company posted revenues of $231,269 and gross profit of $155,354. During 2004, we dedicated our resources to reengineering the technology and to pursuing the EPA/CARB technology verification described elsewhere in this report. As a result, revenues during 2004 decreased by approximately 40.1% to $138,724 and gross profit decreased by 49% to $79,336.

During the 12 month period ended December 31, 2004, our consulting fees increased by approximately 101% from $203,859 to $410,183 and our research and development costs increased from $0 at year ended 2003 to $130,814 at year ended December 31, 2004. The majority of the research and development costs were incurred in connection with EPA/CARB verification application. Compensation during this period increased from $110,013 at year ended December 31, 2003 to $1,415,576 at year ended December 31, 2004. However, approximately $1,200,000 or 84.7% of the compensation expenses were one-time issuances of stock to our employees and consultants. The cash compensation was approximately $216,000.

Total expenses during the 12 months ended December 31, 2004 increased from $(515,689) to ($2,113,045). Total expenses minus the one-time charge for the issuance of stock was $(913,045). The Company's net loss increased from $(413,820) at year ended December 31, 2003 to $(2,012,473) at year ended December 31, 2004. However, taking into account the one-time charge for the issuance of stock, during this 12 month period, the Company's net loss increased to $(812,473).

Basic and diluted loss per share increased from $(0.03) at the year ended December 31, 2003 to $(0.08). Taking into account the one-time charge for the issuance of stock, during the 12 month period ended December 31, 2004, the basic and diluted loss per share would have been approximately $(0.03) which is the same basic and diluted loss per share posted at the year ended December 31, 2003.

In summary, during the twelve month period ended December 31, 2004, the Company's revenues and gross profit decreased by 40% and 49% respectively and expenses including the one-time charge for the issuance of stock increased 309.8%, research and development increased by 100% and compensation increased by 1,186.7% and the basic and diluted loss per share increased by 166.5%. Excluding the one time charge for the issuance of common stock, total expenses increased by 77%, compensation increased by 96.3% and there was approximately no change to the Company's loss per common share for the periods ended December 31, 2003 compared to the same period ended December 31, 2004.

Controls and Procedures

Evaluation of disclosure controls and procedures.

As of December 23, 2003, the Company had not filed required Securities and Exchange Commission (SEC) reports since December 31, 2001. During the 12 months ended December 31, 2004, we filed annual reports for the years ended 2002 and 2003 as well as our required quarterly reports for 2004. Prior to January 2004, we had minimal accounting resources available due to lack of capital. During the first quarter 2004, we relocated our executive offices and financial administration to our offices in Tampa, Florida and instituted professional accounting controls and systems.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that the we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

During November, 2004 we made application to the National Association of Securities Dealers (NASD) to resume trading on the over-the-counter Bulletin Board (OTCBB). On December 10, 2004, the Company's securities were cleared for trading on the OTCBB.

Product/technology development

Prior to December 2003, the Company had been unable to conduct any meaningful product development due to lack of capital. As a result, since inception in 1996, the Company has been unsuccessful in any meaningful sales of its technology. Between January and June 2004, we spent six months re-engineering the electronic version of our Fuel2 system. As discussed elsewhere in this report, during June 2004, we commenced the independent testing required in order for our Fuel2 system to receive EPA/CARB verification.

Sales and Marketing

As discussed previously, we have been unable to engage in meaningful sales lacking an EPA/CARB verification of our Fuel2 system. However, we took certain steps and negotiated agreements which provide an entry point for the sale of Fuel2 system in the continental US, South America, China and India. Since December 2003 we have:

•	We renegotiated a license agreement with BAF Technologies to facilitate the sale of our Fuel 2(TM) system to various municipalities and governmental entities in the States of New York and Texas;

•	We renegotiated a license agreement with DRV Energy to facilitate the sale of our Fuel 2(TM) system throughout the mid-United States marketplace;

•	We negotiated a license agreement with Civic Group based in Brazil to facilitate the sale of our Fuel 2(TM) system throughout South America.

•	We have entered a Memorandum of Understanding with WITCO, Inc. to commercialize our technology in China and India;

During 2005, we

•	We hired an industry-experienced Vice President, Sales and Marketing to make direct contact with prospective customers in the private sector worldwide;

•	We have launched a program trademarked No School Bus Left Behind Initiative(TM) which seeks the direct sale of our system to school systems throughout the continental United States.

Facilities

Prior to December 2003, we shared our office and work space with the technology inventor. This facility had no meaningful testing or research and development equipment. The research and development we conducted during the first six months of 2004 required us to make use of our licensee’s facility in Texas.

During December 2004, we negotiated a lease for a 12,000 square foot facility in PeachTree City, Georgia. During the first quarter 2005, we acquired a variety of Horiba emission testing equipment. Further during 2005, we acquired a Taylor dynamemter designed to handle heavier vehicles. Our new facility, when fully installed and calibrated, will have two engines rooms and a state-of-the-art emission testing lab. We believe this asset will allow us to substantially accelerate the development of future products as well as permit us to offer the greatest degree of efficiency for our customers.

We have no off-balance sheet items connected with our Company or our operations.

Certain expectations for 2005

We believe our dual-fuel technology has immediate market potential outside of the United States with particular emphasis on areas with a significant differential between the cost of diesel and natural gas. We will continue our primary objective to complete the EPA/CARB verification.

The Company is also pursuing the use of its technology with stationary diesel engines and on new vehicles manufactured after 2004. We are also exploring the use of our technology in bio-diesel and synthetic field applications.

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

Risks associated with our Company

We Have A History Of Losses And May Never Achieve Profitability.

We have incurred net losses since our inception. At December 31, 2004, our accumulated deficit was $(7,821,406)   We anticipate that we will continue to incur additional operating losses in the near term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

Our Limited Success Makes It Difficult To Analyze Our Prospects For Future Success.

We were organized on April 1, 1996 and have conducted only limited operations to date, consisting of negotiating the license to use the patents, further research and development, including beta testing, and limited sales efforts. No assurances can be given that we will develop a marketing and sales program which will generate significant revenues from the sales of our dual fuel conversion systems. The likelihood of our success must be viewed in light of the delays, expenses, problems and difficulties frequently encountered by an enterprise in its development stage, many of which are beyond our control. We are subject to all the risks inherent in the development and marketing of new products.

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

Our success depends to a great extent on our ability to protect our intellectual property. We license our core intellectual property pursuant to a license agreement between the Company and Electronic Controls Technology LLC ("ECT").  Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology and either to operate without infringing the proprietary rights of others or to obtain rights to technology owned by third parties. Pursuant to the License Agreement, we have licensed certain patents from ECT. We cannot assure you that any of our licensed technology rights will offer protection against competitors with similar technology. We cannot assure you that the patents covered by the License Agreement will not be challenged, invalidated or circumvented in the future or that the rights created by those patents will provide a competitive advantage. We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We license our proprietary technology from a related third party and such technology may not be adequately protected from unauthorized use by others, which could increase our litigation costs. (continued)

We cannot assure you that we will not become subject to patent infringement claims and litigation in the United States or other countries or interference proceedings conducted in the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, interference proceedings, and related legal and administrative proceedings are costly, time-consuming and distracting. We may also need to pursue litigation to enforce any patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceeding will result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

We Have Limited Manufacturing Experience and Will Rely Upon Third Party Contract Manufacturers Who Have Not Yet Been Contractually Secured

To be successful, we must manufacture, or contract with a third party for the manufacture of, our current and future products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Should we not timely secure a contract manufacturer, or for some reason we are no longer able to obtain key elements from a supplier, we will not be able to produce or will be delayed in producing conversion systems for sale or distribution, which could cause delays in our operation or sales or make continued operation or sales unprofitable.

The sale of our Fuel 2(TM) system must be conjunction with components we do not offer

The conversion of a medium or heavy duty mobile diesel engine requires three primary components: (i) our Fuel 2(TM) conversion system; (ii) fuel storage tanks, and; (iii) a specialized catalytic converter (for sales as an Emission Control Device).  While we can control the pricing and delivery of our Fuel 2(TM) systems, we have no control over pricing, availability or delivery of fuel storage tanks or specialized catalytic converters.  The costs of these items can potentially prevent us from selling our Fuel 2(TM) system either because the costs of these additional components make the conversion of a vehicle uneconomical or the due to lack of availability of either additional component.  We believe fuel storage tanks are readily available on the open market at prices that will allow us to commercialize our Fuel 2(TM) system and we believe the specialized catalytic converters can be likewise acquired on the open market at prices that will allow us to commercialize our Fuel 2(TM) system.  However, there can be no assurance given that our customers will be able to acquire these components at prices that permit us to sell our Fuel 2(TM) system as a fuel savings device because the upfront costs to acquire and install these components.

The Limited Availability of Alternative Fuels Can Hinder Our Ability to Market Our Products.

Alternative fuel engines have been commercially available in the past; however, the most significant impediment to the growth in the market for alternative fuel vehicles traditionally has been the limited availability of alternative fuel sources, such as natural gas and propane. The success of engines based on alternative fuels will probably be directly effected by the development of the infrastructure of the natural gas industry and the widespread availability of such fuel sources. To some degree, this problem will remain at the forefront of, and be an impediment to, the success of alternative fuel power sources. However, we believe that with the development of the dual fuel conversion system, vehicles will not be tied exclusively to alternative fuels, but will have the option and ability to operate on standard diesel fuel alone. In all events, our business and the market for alternative fuel vehicles would benefit substantially from the growth of the infrastructure of the natural gas industry and the more widespread availability of alternative fuels. Conversely, our business and the market for alternative fuel vehicles would be substantially hurt by a diminished or lack of growth of the infrastructure of the natural gas industry and the less widespread availability of alternative fuels.

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

Risks associated with our securities

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

Members of our Board of Directors either own or control 61% of our voting shares

Primarily as repayment of cash investments, our Chairman and our Chief Executive Officer combined directly own approximately 37% of our voting common stock. Further, White Knight SST, our management company which is owned by our Chairman and our Chief Executive Officer owns approximately 24% of our voting common shares. As a result, these two individuals may direct approximately 61% of our voting common shares. As such, they may approve or disapprove items to which you may not agree.

Item seven - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hybrid Fuel Systems, Inc.

We have audited the accompanying balance sheets of Hybrid Fuel Systems, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuel Systems, Inc. and as of December 31, 2004 and 2003 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
March 24, 2005

HYBRID FUEL SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current assets
Cash	$2,025	$6
Accounts receivable, net of $10,000 and $0 allowance in 2004 and 2003, respectively.	27,005	10,953
Other receivables	—	5,395
Prepaid expenses and deposits	7,845	—
Inventories	36,623	12,584

Total Current Assets	73,498	28,938

Property plant & equipment, net	8,507	15,577

Deferred compensation	500,000	—

Total assets	$582,005	$44,515

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

LIABILITIES AND SHAREHOLDERS' DEFICIT
	2004	2003
Current liabilities
Accounts payable	$120,980	$166,734
Accounts payable in settlement	121,956	121,956
Debt in litigation	109,868	109,868
Due to related parties	7,197	157,528
Due to related parties, convertible debt	18,866	179,746
Debt in default	123,272	123,272
Convertible debt in default	78,200	283,200
Sales and payroll taxes payable	130,094	245,245
Other current liabilities	42,824	68,649

Total current liabilities	753,257	1,456,198

Redeemable securities	—	530,000

SHAREHOLDERS' DEFICIT
Shareholders' deficit
Preferred A stock ( .01 par value; 42,215 shares authorized;	422	422
42,215 shares issued and outstanding) (liquidation preference
$8,021)
Preferred B stock ( .01 par value; 954,563 shares authorized;	1,952	1,952
195,209 shares issued and outstanding) (liquidation preference
$1,002,291)
Common stock ($.001 par value; 95,000,000 shares authorized;	65,510	12,164
65,509,843 and 12,163,646 shares issued and outstanding,
respectively)
Additional paid-in capital	7,582,270	3,852,712
Accumulated deficit	(7,821,406)	(5,808,933)

Total shareholders' deficit	(171,252)	(1,941,683)

Total liabilities and shareholders' deficit	$582,005	$44,515

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Revenue from product sales and related income	$138,724	$231,269

Cost of product sales	59,388	75,915

Gross profit	79,336	155,354

EXPENSES
Operating expenses
Consulting fees	410,183	203,859
Research and development	130,814	—
Compensation	1,415,576	110,013
Other operating expenses	156,472	201,817

Total expenses	2,113,045	515,689
Loss from operations	(2,033,709)	(360,335)

Other expenses (income)
Inventory obsolescence	41	11,186
Settlements	(17,911)	9,227
Interest expense	8,041	34,448
Other income	(11,407)	(1,376)

(Income) loss from other expenses	(21,236)	53,485

Net loss	(2,012,473)	(413,820)

Basic and diluted loss per share	$(0.08)	$(0.03)

Basic and diluted weighted average number of
common shares outstanding	23,857,093	12,054,742

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock				Common Stock				Total
	Shares	Amount	Shares	Amount			Paid-In	Accumulated	Shareholders'
	Series A	Series A	Series B	Series B	Shares	Amount	Capital	deficit	deficit
Balance Dec 31, 2002	45,215	$422	195,209	$1,952	11,963,646	$11,964	$3,832,912	$(5,395,113)	$(1,547,863))

Stock issued for					100,000	100	9,900		10,000
legal settlement
Issuance of stock
for conversion of note					100,000	100	9,900		10,000
Net loss								(413,820)	(413,820)
Balance Dec 31, 2003	45,215	$422	195,209	$1,952	12,163,646	$12,164	$3,852,712	$(5,808,933)	$(1,941,683)
Redemption termination							530,000		530,000
Common Stock Issued:
Debt					3,450,000	3,450	148,681		152,131
Compensation					3,983,351	3,983	515,853		519,836
Services					150,000	150	17,850		18,000
Warrants					1,550,000	1,550	213,900		215,450
Cash					300,000	300	49,700		50,000
Convertible debt					2,570,000	2,570	221,769		224,339
Deferred compensation					11,900,000	11,900	583,100		595,000
Management fees					3,004,338	3,004	417,603		420,607
Related party debt					26,438,508	26,439	1,031,102		1,057,541
Net loss								(2,012,473)	(2,012,473)

Balance Dec 31, 2004	$42,215	$422	$195,209	$1,952	65,509,843	$65,510	$7,582,270	($7,821,406)	($171,252)

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,012,473)	$(413,820)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	10,271	9,804
Warrants for services and warrant modification	213,900	—
Common stock issued for settlement of debt	—	10,000
Common stock issued for legal services	18,000	—
Common stock issued for compensation	519,836	—
Common stock issued for management fees	420,607	-
Change in operating assets and liabilities
Accounts receivable	(16,052)	243
Inventory	(24,039)	6,951
Accounts payable	(45,753)	24,852
Accrued tax settlement	5,000	—
Accrued expenses	(4,848)	29,295
Related party payable	—	106,144
Deferred compensation	100,000	—
Prepaid and deposits	7,845	—
Net cash provided (used) by operating activities	(807,706)	(226,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of leasehold improvements	(3,200)	—
Net cash provided (used) by investing activities	(3,200)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to employees	—	(3,756)
Loans from related parties	896,660	179,746
Payments on notes payable	—	(49,600)
Payments on settlement	(15,006)	—
Proceeds from convertible debt	—	100,000
Payments on tax settlement	(120,279)	—
Proceeds from the sale of common stock	50,000
Proceeds from the exercise of warrants	1,550	—
Net cash provided (used) by financing activities	812,925	226,390

Net decrease in cash and cash equivalents	2,019	(141)
Beginning cash and cash equivalents	6	147
Ending cash and cash equivalents	$2,025	$6

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest	$—	$9,517

Non-Cash investing and financing activities:

Common stock issued for settlement of debt	$152,131	$10,000

Common stock issued for conversion of convertible note	$224,339	$10,000

Common stock issued for compensation	$512,023	$—

Common stock issued for services	$18,000	$—

Common stock issued for warrants exercised and modification	$215,450	$—

Common stock issued for deferred compensation liability	$595,000	$—

Common stock issued for related party debt	$1,057,541	$—

Common stock issued for management fees	$420,607	$—

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hybrid Fuel Systems, Inc. (the " Company.") manufactures retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas. The Company manufactures and sells its systems to customers pursuant to a license agreement originally acquired on June 1, 1996 and again on August 31, 2004 with a related party. The Company has exclusive world-wide rights to all things which result from five issued and one pending U.S. Patent.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2004 and 2003, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, " Accounting for Stock Based Compensation.", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of December 31, 2003 and 2004, no options had been granted under the plan and therefore no compensation expense has been recognized.

During October 2004, the Company modified certain outstanding warrant rights from $.01 per share to $.001 per share and increased those warrants from 1,550 to 1,550,000. Immediately thereafter the holders redeemed their warrants. As a result the Company used the Black Scholes method of valuation of the modified warrants and expensed the valuation as determined in the amount of $213,900. The fair value per option (in dollars) was $0.139. The Black Scholes calculation was based on an expected option term of less than one year, volatility was 241.28%, risk free interest rate 2.88% and expected dividend yield of 0.00%

Research and Development Costs

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

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004 and 2003, the Company did not have any long-term obligations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern for a reasonable period, not to exceed one year. As reflected in the financial statements, the Company has negative working capital for the year ended December 31, 2004 and a loss from operations for the year 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has adequate financing in place and subsequent to December 31, 2004 has completed significant trials on its new conversion kits and has received initial potential orders for sales so as to provide funding for the continued operations of the Company.

NOTE 2 OPERATING LEASES

For the year ended December 31, 2004 and the fourth quarter of the year ended December 31, 2003, the Company subleased its building from a related party on a moth to month basis with the same terms and amounts as the primary lease. The monthly rental payments were $1,500. Prior to September, 2003, the Company leased a facility for monthly base rent of $2,351 plus cost of living increases, property taxes and water fees. This lease was terminated when the Company moved in September 2003.

In addition, in the year ended December 31, 2003 the Company had a vehicle lease which expired during the year then ended. The Company also has a lease for office equipment which is currently on a month to month basis.

Rent expense for the years ended December 31, 2004 and 2003 was $20,124 and $33,507, respectively.

During December 2004, the Company executed a two year lease for a 12,000 square foot facility. The monthly base rental expense is $5,230 and the lease expires on December 31, 2006. The lease requires comprehensive coverage insurance with minimum limits of $500,000 per person and $1,000,000 per incident and property damage limits of $100,000 or the minimum amount of coverages required in the master lease, whichever is greater. All applicable terms and conditions of the master lease are incorporated into the sublease.

The following is a schedule by years of the future minimum lease payments under this operating lease:

December 31,
2005	$57,530
2006	62,760
2007	0
2008	0
2009	0
Total minimum lease payments	$120,290

NOTE 3 RELATED PARTY TRANSACTIONS

License Agreement

The Company entered into a licensing agreement collectively with Frank Davis (a significant stockholder and consultant) and Engine Control Technology LLC (ECT). The license gives the Company the exclusive world-wide rights, to utilize and exploit five issued and one pending patents including marketing and selling products. The underlying patents were developed by Frank Davis and other family members who are employees of the Company and have since been assigned to ECT, the owner of which is Patricia Davis.  Patricia Davis is the wife of Frank Davis our Chief Technical Consultant.

In addition, the Company has a consulting agreement with Frank Davis to probvide various technical consulting services. the agreement expires in 2009 but is automatically renewable annually thereafter, if not terminated by written notice. During the term of the agreement, the consultant shall receive health and dental insurance for himself and his immediate family which includes his wife, the use of a vehicle and reimbursement of certain related expenses.

Leases

The Company currently subleases a building from ECT on a month to month basis on the same terms and amount as the primary lease. The monthly lease amount is $1,500.

Equity

At the beginning of 2004, the Company issued 3,450,000 shares of common stock as bonus compensation to various members of the Davis family and to Frank Davis, all of whom are employees of our Company. During December, 2004, the Company issued 3,004,338 shares of common stock as payment to White Knight for fees earned pursuant to the Company's agreement.

The Company issued 11,900,000 shares in advance payment for a consulting agreement with John Stanton and Mark Clancy at a value of $595,000. A remaining $5,000 or 100,000 shares is still due on that agreement at December 31, 2004.

The Company issued 26,438,508 shares of common stock in payment of approximately $1,057,541 of loans made by our Chairman and Chief Executive Officer through White Knight SST.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2004 and 2003, property, plant and equipment, net consist of the following:

	2004	2003
Machinery and equipment	$63,652	$63,651
Furniture, fixtures and equipment	$7,461	$7,461
Vehicles	$41,336	$46,336
Leasehold improvements	$3,200	$5,775
Less accumulated depreciation and amortization	$(107,142)	$(107,646)

Total	$8,507	$15,577

Depreciation expense charged to operations was $10,471 and $9,804 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Current income tax expense (benefit)	$—	$—
Deferred income tax expense (benefit) net operating
loss carryforward	(746,834)	(287,490)

Change in valuation allowance	(746,834)	(287,490)

Income tax expense (benefit)	$—	$—

Income taxes for the years ended December 31, 2004 and 2003 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the change in the valuation allowance.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $6,658,867 available to offset taxable income through 2025

	2004	2003

Net operating loss carryforwards	$2,463,780	$1,716,946

Valuation allowance	$2,463,780	$1,716,946

NOTE 6 DEBT IN DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank during the years ended December 31, 2004 and 2003. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of December 31, 2004 or 2003, the full balance of the note has been reclassified as a current liability for both years.

During March, 2005, the Company negotiated a settlement with PeachTree National Bank requiring the Company to remit $20,000 upon acceptance of the transaction, followed by a $30,000 payment followed by a monthly payment plan of $10,000 until the PeachTree Note is paid in full. The payment of $20,000 was delivered to PeachTree during March 2005.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating Leases

Describe new facility lease:

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of December 31, 2004 and 2003

	2004	2003

Payroll and sales taxes	$85,588	$162,739
Penalties and interest	$44,506	$82,506

	$130,094	$245,245
Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2004 and 2003 should have a material adverse impact on its financial condition or results of operations.

NOTE 8 STOCK OPTIONS

The Company's Stock Option Plan (" SOP.") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of December 31, 2004 and 2003, no options had been granted under the plan.

Warrants

The Company has issued warrants to purchase shares of common stock to consultants and other non employees. The company uses the Black Scholes option pricing model to value warrants issued to non employees.

The following table summarizes the Company's warrant activity:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance as of December 31, 2002	1,935,000	0.7
Additions
Exercised
Expirations	-352,500	-0.94

Balance as of December 31, 2003	1,582,500	$0.58
Modifications	1,395,000
Exercised	1,550,000
Expired	(565,000)
Balance as of December 31, 2004	862,500	$0.57

	Warrants	Outstanding		Warrants	Exercisable
Weighted
		Average	Weighted
		Remaining	Average		Weighted
Range of Exercise	Number Outstanding	Contractual Life	Exercise Price	Warrants Exercisable at	Average Exercise
Prices	12/31/2004	(years)	12/31/2004	12/31/2004	Price
$.50 - $1.00	862,500	0.90	$0.57	862,500	$0.57

NOTE 9 SHAREHOLDERS' EQUITY

Preferred Stock

Effective February 1, 2002, the Company designated 999,779 shares of previously undesignated preferred stock as Series A Preferred Stock, for which 45,215 shares are authorized and Series B Preferred Stock, for 954,563 shares are authorized.

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

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company has reduced its sales of conversion units during 2004 and 2003 while it conducted research on the new digital based units. It primarily has sold a limited number of units through one sales representative. This represents a concentration of credit risk since most sales are through that one source. If that source were to be lost, it would have a significant detrimental affect on the Company. The Company is currently cultivating other markets and representatives for its old and new products which they anticipate being successful to mitigate this concentration.

NOTE 11 SUBSEQUENT EVENT

In a special transaction between the Company and Georgia Power and Light during March 2005, Hybrid acquired certain Horiba emission and vehicle testing equipment. The Company paid $40,000 in cash for this equipment. The replacement value of this equipment would be in excess of $2,000,000. The Company also acquired a Taylor Dynamometer for approximately $213,000.

PART III

Item nine - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name	Age	Position/Office Held
John Stanton	56	Chairman of the Board of Directors
Mark Clancy	49	Chief Executive Officer, Chief Financial Officer Director

John Stanton - Chairman of the Board of Directors. Since December 23, 2003, John Stanton has served as our Chairman of the Board of Directors. Mr. Stanton is also the Chief Executive Officer and Chairman of the Board of Directors of White Knight. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products Corporation. Mr. Stanton has served as Chairman and President of several public and private companies. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. Mr. Stanton worked with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton is a lifetime resident of Tampa, Florida.

Mark Clancy - Chief Executive Officer and Director. Since December 23, 2003, Mark Clancy has served as our Chief Executive Officer and our Chief Financial Officer and as a Director. Mr. Clancy is also the President of White Knight SST, Inc., a publicly-traded company and the Chief Executive Officer of White Knight Strategies, Inc. Mr. Clancy founded White Knight Strategies during December 2001 and was acquired by White Knight SST during December 2003 . Since April 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly-traded EarthFirst Technologies, Inc.. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982.  Mr. Clancy holds a Bachelors Degree from the University of South Florida and is a lifetime member of various academic honor societies including Phi Theta Kappa, Phi Alpha Theta and USF Arts and Sciences Honor Society.

Rule 406 Code Of Ethics

The Company has adopted a Code of Ethics and has posted our Code of Ethics on our internet web site at hybridfuelsystems.com.  Our Code of Ethics applies to all our employees and those doing business with our Company and specifically applies to our Chief Executive Officer, Chief Financial Officer and all persons serving in similar capacities.

Item 10 - Executive Compensation

Executive Compensation

None of the Company's employees have earned $100,000 per year during 2003 and 2004. Our current Chief Executive Officer and Chief Financial Officer are provided by White Knight.

Name and Principal Position	Year			Other annual compensation ($)	Long term compensation
						Securities		All other
		Annual Compensation			Restricted Stock Awards	underlying options	LTIP	compensation
		Salary	Bonus			SARs	Payouts
		($)	($)		($)	(#)	($)	($)

Clancy, Mark CEO/CFO	2003	0	0	0	0	0	0	0
	2004	0	0	0	$335,0001	0	0	0

Stanton, John Chairman	2003	0	0	0	0	0	0	0
	2004	0	0	0	$335,0001	0	0	0

1  Messrs. Clancy and Stanton each received a total of 750,000 restricted common shares as an employee bonus and 5,950,000 restricted common shares in fulfillment of a two year employment agreements with our Company.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 2005, the beneficial ownership of the Company's Securities by (i) each current member of the Board of Directors of the Company, (ii) the executive officer named in the Section entitled "Executive Compensation," above; (iii) all persons or entities known by us who own more than 5% of our voting common stock, and; (iv) all current directors and executive officers of the Company as a group. On March 22, 2005, the Company had 80,921,230 shares of common stock issued and outstanding.

Name and Address of Beneficial	Number of Owner Shares	Percent of Class

John Stanton	19,471,948	24%
Chairman of the Board
Frank Davis	1,708,000	2.11%
Chief Technical Consultant
Mark Clancy	11,101,035	13%
Chief Executive Officer
Director
White Knight SST, Inc.[1]	20,000,000	24.7%
Officers & Directors as a group	32,280,983	40%
1  White Knight SST, Inc. is a publicly-traded company of which Mr. Stanton owns approximately 92% and Mr. Clancy owns approximately 3%.

Item 12 - Certain Relationships and Related Transactions

The following summarizes pertinent agreements relating to our operations including our agreement with White Knight, our Proposed Technology License Agreement and our Chief Technical Consultant Agreement.

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

As a part of the following Technology License Agreement, our current Chairman of the Board John Stanton and our Chief Executive Officer Mark Clancy have agreed to continue in executive roles for a minimum of twenty-four months following the execution of the License Agreement. Mr. Stanton and Mr. Clancy do not receive any cash compensation from the Company.

Our Technology License

All of the technology, know-how, devices and apparatus embodied in the patents and incorporated into the various products sold by us were developed and patented by Frank Davis or Frank Davis and Robby E. Davis. Previously we licensed the worldwide rights to commercialize the Dual-Fuel Technology from a Trust established for the Davis family. In the course of reorganizing our enterprise, we have negotiated a new License Agreement to embody all of our technology and know how into one comprehensive, world-wide exclusive agreement We executed our license agreement August 31, 2004 between Hybrid Fuel Systems, Inc. and Electronic Control Units, LLP ("ECT") ("License Agreement."). ECT is owned by Frank Davis the technology inventor and holder of the patents. The following details the License Agreement.

Under the terms of the License Agreement, Hybrid has the worldwide exclusive right to use, manufacture, lease and/or sell products and/or systems embodying the following patents and related technical know-how:

1.
U.S. Patent Serial No. 5,083,547, dated January 28, 1992 for a natural gas and air mixing device, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patents or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations of any such patents; and

2.
U.S. Patent Serial No. 5,408,978, dated April 25, 1995, for a natural gas and air mixing device, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations 'of any such patents; and

3.
U.S. Patent Serial No. 5,370,097, dated December 6, 1994, for a dual fuel control system which controls the flow of liquid fuel alone or in combination with a gaseous fuel, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations of any such patents; and

4.
U.S. Patent Serial No. 5,103,795, dated April 14, 1992 for a natural gas and air mixing device, as assigned to Licensor; any divisions or continuations in whole or in part thereof; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations of any such patents; and

5.
U.S. Patent Serial No. 4,479,466, dated October 30, 1984 for a natural gas and air mixing device, as signed to Licensor; any divisions or continuations in whole or in part thereof.; any U.S. patent or applications that are later added to this license; any patents issuing on any of such applications; any reissues or extensions or reexaminations. of any such patents;

6.
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

The term of the license shall expire upon the later of (i) the expiration of the last-expiring patent covered, including any extensions, or (ii) ten (10) years from the date of execution of the License Agreement. In exchange for the worldwide exclusive rights described above, we are required to make a one-time license acquisition payment of $250,000 (two hundred and fifty thousand dollars which amount would be due and payable (i) the first anniversary of the execution of the License Agreement, (ii) the Company's closing on an equity or debt financing, or a combination thereof, following the date of the License Agreement in which we receive gross aggregate proceeds in an amount no less than USD$1 million, or (iii) the sale of the 100th Unit.

Following the one-time fee, we are required to pay $250.00 per Unit sold (we estimate at this time our Units will range in price from $3,500 to $4,500 each) with a minimum royalty of $250.00 and maximum royalty of $1,000 for Unit. We are further obligated to pay a royalty rate of 3.5% for any items which are not included in the per system royalty calculation such as spare parts and consulting services. Under the terms of the License Agreement, we are obligated to sell a minimum of 750 Units during 2005 and 2,500 Units during 2006 and for each subsequent year during the term of the License.

ECT shall have the right to immediately terminate the License Agreement by giving written notice to the Company in the event Hybrid:

1.
is adjudicated bankrupt or insolvent, enters into a composition with creditors, makes an assignment of all or substantially all of its assets for the benefit of its creditors, or if a receiver is appointed for its assets;

2.	fails to produce, manufacture, sell, market, or distribute or cause to be produced, manufactured, sold, marketed, or distributed the Units;

3.
or its Affiliates, agents, distributors or sublicensees is in material breach or default of any provision of the Proposed License Agreement which default or breach is not cured within the applicable time period;

4.	fails to pay the royalty when and as it becomes due and payable;

5.
or its Affiliates, agents, distributors or sublicensees pledge, lien, mortgage, secure or otherwise encumber the Licensed Patents in any manner, whether arising by contract, as a matter of law, by judicial process or otherwise;

6.
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

7.	fails to maintain its status as a public company.

Our Chief Technology Consulting Agreement

In order to ensure ourselves of the continuation of the technology inventor Mr. Frank Davis, we have entered a Consulting Agreement between the Company and Electronic Controls Technology LLC (the " Consulting Agreement."). Under the terms of the Consulting Agreement, we are to compensate Electronic Fuel Technology LLC $7,000 per month until we complete our current verification after which we are to remit $12,000 per month. In exchange for such compensation, Electronic Controls Technology LLC . We opted to increase the monthly payment from $7,000 to $12,000 effective January 1, 2005. The Consulting Agreement further requires we provide health insurance to Mr. Frank Davis and his wife which was effective January 1, 2005. Under the terms of the Consulting Agreement, ECT shall:

1.	provide general advice, guidance and counsel to, and consult with, senior management of Hybrid with respect to all aspects of Hybrid's business; and

2.
shall explain to senior management of Hybrid, in such detail as may be reasonably requested by Hybrid, the current condition, history and prospects of Hybrid and its predecessors, including with respect to operating, financial and organizational matters; manufacturing, marketing, planning and other activities; inventions, patents, patent applications, and other intellectual property rights and interests; relationships with stockholders, subsidiaries, affiliates, employees, suppliers, customers, advisers, consultants and others; transactions; and other matters as may be reasonably requested by Hybrid; and

3.
deliver to Hybrid, in good condition, all Confidential Information and all files, documents and other books and records, in whatever form or media, relating to Hybrid's business or its history, prospects, financial condition or results of operations; and

4.	shall maintain a regular, ongoing and routine physical presence at the Atlanta area research, development, and distribution center of Hybrid .

Employment Agreement

Effective August 30th, 2004, we entered a 24-month Employment Agreement with our Chairman an with our Chief Executive Officer and Director. Together, these two individuals are referred to as the "Employee" for the purposes of the Employment Agreement.

Under the terms of the agreement, the Employee is entitled to compensation at the rate of $25,000 per month (for both individuals combined), payable exclusively in restricted common shares. All restricted common shares due under the Employment Agreement were issued to Messrs. Stanton and Clancy and shall vest on a quarterly basis in advance of each quarter.

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

2.2	Secured Promissory Note in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.2 of the 8-K filed on December 26, 2001.
2.3	Security Agreement between the Company and New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.3 of the 8-K filed on December 26, 2001.
2.4	Guaranty from the Company in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.4 of the 8-K filed on December 26, 2001.
3.1	Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.1 to the SB-2 filed on March 23, 2000.
3.2	Amendment to Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.2 to the SB-2 filed on March 23, 2000.
3.3	By-laws of Save On Energy, Inc., incorporated by reference to Exhibit 3.3 to the SB-2 filed on March 23, 2000.
3.4	Hybrid Fuel Systems, Inc. Code of Ethics
4.1	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on February 19th, 2002.*
4.2	Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on May 7th, 2002.*
10.1	License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc. dated May 13, 1996, incorporated by reference to Exhibit 10.1 to the SB-2 filed on March 23, 2000.
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

10.10	Security Agreement between the Company and SWI Holdings, Limited, dated as of December 10, 2001, incorporated by reference to Exhibit 10.2 of the 8-K filed on December 26, 2001.
10.11	Convertible Secured Promissory Note issued to SWI Holdings, Limited, dated April 23, 2002.*
10.12	Security Agreement between the Company and SWI Holdings, Limited, dated as of April 23, 2002.*
10.13	Agreement re: White Knight SST, Inc. and Hybrid Fuel Systems, Inc. (formerly Save On Energy, Inc.) dated December 22, 2003.
31.a	Chief Financial Officer Section 302 Certification
31.b	Chief Executive Officer Section 302 Certification
32.a	Chief Financial Officer Certification
32.b	Chief Executive Officer Certification

Item 14 - Principal Accountant Fees and Services

Audit Fees: The aggregate fees billed by BBK for professional services rendered for the audits of the Company's annual financial statements for the years ended December 31, 2004 and 2003 were approximately $65,000.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the years ended December 31, 2004 and 2003.

Tax Fees. The Company did not engaged BBK for professional services regarding tax advice or return preparation.

All Other Fees. There were no fees billed by BBK for services rendered to the Company, other than the services covered above for the years ended December 31, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 4th day of April, 2005.

Hybrid Fuel Systems, Inc.

By:	/s/ Mark Clancy
Mark Clancy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 4, 2005.

/s/ John Stanton	Chairman of the Board of Directors
John Stanton

/s/ Mark Clancy	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and Director
Mark Clancy