Form 10QSB
period 2005-03-31
Hybrid Fuel Systems
filed 2005-05-16
CIK 1107955

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to________

Commission File Number:  333-33134

                            HYBRID FUEL SYSTEMS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                      58-2267238
            -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    12409 Telecom Drive, Tampa, Florida 33637
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813)-979-9222
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At May 12, 2005, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding. At May 12, 2005, the Company had 83,241,230 of its $0.001 par value common shares outstanding.

                            HYBRID FUEL SYSTEMS, INC.
                      Quarterly Report For The Period Ended
                                 March 31, 2005

                                    Contents

Part I - Financial Information
Item 1 - Financial Statements
            Consolidated Balance Sheet for the three months ended March 31, 2005 and fiscal year ended December 31, 2004
            Statement of Operations for the three month periods ended March 31, 2005 and 2004
            Statement of Cash Flows for the three months ended March 31, 2004 and 2005
            Notes to unaudited financial statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3      Controls and Procedures

Part II Other Information
Item 1      Litigation

Item 6      Exhibits

            Signatures

                         PART I - FINANCIAL INFORMATION
                            HYBRID FUEL SYSTEMS, INC.
                           Consolidated Balance Sheets
           For the three month period ended March 31, 2005 (unaudited)
             and the annual period ended December 31, 2004 (audited)

                                                   March 31, 2005   December 31, 2004
                                      ASSETS        (Unaudited)         (Audited)
                                                    -------------------------------
Current Assets
Cash-Operating                                      $      3,831       $      2,025
Accounts Receivable                                       33,760       $     27,005
Prepaid expenses and deposits                             83,287       $      7,845
Inventory                                                 42,694       $     36,623
                                                    -------------------------------

Total current assets                                     163,572       $     73,498

Property Plant & Equipment, net                           68,019       $      8,507
Deferred Compensation                                    425,000       $    500,000
                                                    -------------------------------

Total assets                                        $    656,591       $    582,005
                                                    ===============================

                                   LIABILITIES

Accounts Payable                                    $    133,417       $    120,980
Accounts Payable in Settlement                           121,956       $    121,956
Debt in Litigation                                       109,868       $    109,868
Due to Related Parties                                     7,000       $      7,197
Due to Related Parties - Convertible Debt                510,958       $     18,866
Debt in Default                                          103,272       $    123,272
Convertible Debt in Default                               78,200       $     78,200
Sales and Payroll taxes payable                          122,427       $    130,094
Other current Liabilities                                 41,940       $     42,824
                                                    -------------------------------

Total current liabilities                           $  1,229,039       $    753,257

                              SHAREHOLDERS' DEFICIT

Preferred Stock - A (.01 par value) 42,215
  shares authorized; 42,215 issued and
  outstanding (liquidation preference $8,021)                422       $        422
Preferred Stock - B (.01 par value) 954,563
  shares authorized; 195,209 shares issued
  and outstanding.  (liquidation preference
  $1,002,291)                                              1,952       $      1,952
Common Stock ( .001 par value) 150,000,000
  shares authorized; 68,774,843 and 12,163,646
  shares issued and outstanding, respectively             68,910       $     65,510
Additional Paid-in Capital                             7,830,871       $  7,582,270
Accumulated Deficit                                   (8,453,752)      $ (7,821,406)
    Total Shareholders' Deficit                     $   (572,448)      $   (171,252)
                                                    -------------------------------
Total liabilities and Shareholders' Equity          $    656,591       $    582,005
                                                    ===============================

                            HYBRID FUEL SYSTEMS, INC.
                             Statement of Operations
                        For the three months period ended
                        March 31, 2005 and March 31, 2004
                                   (unaudited)

                                             March 31, 2005   March 31, 2004
                                               (Unaudited)      (Unaudited)
                                             -------------------------------
      REVENUES

      Product Sales
      Revenue                                $     18,163       $     80,092
      Cost of sales                          $    (10,832)      $    (19,487)
                                             -------------------------------

      Gross Profit                           $      7,331       $     60,605

      EXPENSES
      Operating Expenses
      Consulting                             $    168,187       $     43,457
      Research and Development               $     41,647       $     16,090
      Compensation                           $    362,830       $     70,199
      Other                                  $     67,424       $     36,086
                                             -------------------------------

      Total expenses                         $    640,088       $    165,832
                                             -------------------------------

      Loss from operations                   $   (653,196)      $   (105,227)
                                             ===============================

      Other expenses (income)
        Interest expense                     $      2,226       $      2,315
        Other income                         $     (2,637)      $          0
      Loss from other expenses               $       (411)      $      2,315
                                             -------------------------------

      Net (loss)                             $   (632,757)      $   (107,542)

      Preferred stock dividends              $          0       $          0

      Net loss available to common shares    $   (632,346)      $   (107,542)

      Basic and diluted weighted
      average common shares outstanding        68,401,310         12,163,646

      Basic and diluted (loss) per share     $      (0.01)      $      (0.01)
                                             ===============================

                            HYBRID FUEL SYSTEMS, INC.
                             Statement of Cash Flows
                        For the three months period ended
                  March 31, 2005 and March 31, 2004 (unaudited)

                                                                                 March 31, 2005       March 31, 2004
                                                                                   (Unaudited)         (Unaudited)
                                                                                  ---------------------------------
                CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                          $   (632,346)        $   (107,542)
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities
                Common stock issued for services                                  $    151,000         $          0
                Depreciation                                                      $      3,106         $      2,404

change in operating assets and liabilities
                Accounts Receivable                                               $     (6,755)        $    (58,346)
                Inventory                                                         $     (6,071)        $     (6,555)
                Prepaid expenses                                                  $    (75,442)        $         --
                Deferred compensation                                             $     75,000         $         --
                Accounts payable                                                  $     (4,112)        $    (29,805)
                Accrued liabilities                                               $     (8,552)        $     (5,661)

                                                                                  ---------------------------------
                          Net cash provided (used) by operating activates         $   (504,172)        $   (205,505)

                CASH FLOWS FROM INVESTING ACTIVITIES
                Purchase of Equipment                                             $    (46,067)        $         --

                                                                                  ---------------------------------
                          Net cash provided (used) by investing activities        $    (46,067)        $         --

                CASH FLOWS FROM FINANCING ACTIVITIES
                Loans from related parties                                        $    551,895         $    249,052
                Proceeds from exercise of warrants                                $        150         $         --

                                                                                  ---------------------------------
                          Net cash provided (used) by financing activities        $    552,045         $    249,052

                Cash Balance End of Period                                        $      3,831         $     43,553
                Cash Balance at Beg of Period                                     $      2,025         $          6
                                                                                  ---------------------------------

                Net increase (decrease) in cash                                   $      1,806         $     43,547


                            HYBRID FUEL SYSTEMS, INC.
                     Notes to Unaudited Financial Statements
                        for the three months period ended
                        March 31, 2005 and March 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hybrid Fuel Systems, Inc. (the "Company") licenses the worldwide exclusive rights to a combustion engine fuel delivery system embodied in five US patents and one patent pending. The Company's current commercial application of the licensed technology is referred to as Fuel 2(TM), a device for the conversion of medium and heavy duty diesel engines to non-petroleum based fuels such as natural gas.

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

NOTE 2 - DEBT IN DEFAULT

      The Company did not meet the payment terms on the note payable to Peachtree National Bank through March 31, 2005. On April 1, 2005, we paid $20,000 to begin a payment plan with Peachtree National Bank which requires us to remit approximately $10,000 a month until the debt is fully repaid.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

      The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of March 31, 2005 and 2004.

                                                     2005          2004
                                                  ----------    ----------
      Payroll and sales taxes                     $   92,537    $  162,739
      Penalties and interest                          29,890        82,506
                                                  ----------    ----------
      Total                                       $  122,427    $  245,245

      During June, 2004, the Company entered a negotiated settlement with the IRS and began making monthly payments including an initial payment of $15,000 plus $5,000 a month through such date as the obligation is repaid in full.

NOTE 4 - SHAREHOLDERS' EQUITY

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

NOTE 5 - SUBSEQUENT EVENTS

      On April 1, 2005, we held our first closing pursuant to a Subscription Agreement we entered into with several accredited investors dated as of March 31, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $1,200,000 in secured convertible promissory notes, and Class A common stock purchase warrants which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. We issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

      $600,000 of the purchase price was paid to us by the investors on the initial closing date of April 1, 2005 and $600,000 of the purchase price will be paid to us pursuant to the second closing, which will take place on the 5th day after the actual effectiveness of the registration statement which we are required to file with the Securities and Exchange Commission registering the shares of our common stock, par value $.001 per share, issuable upon conversion of the convertible notes and exercise of the warrants.

      The convertible notes bear simple interest at rate equal to the "prime rate" as published in the Wall Street Journal from time to time plus 3% per annum, provided however that the interest shall not be less than 8% per annum. Interest is calculated on the basis of a 360 day year and is payable monthly, in arrears commencing on August 1, 2005. The principal amount of the convertible notes shall be amortized over a two-year period with payments commencing on August 1, 2005. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock at a conversion price of $0.55 per share. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The convertible notes are secured by all of our assets, pursuant to the terms of a Security Agreement, dated as of March 31, 2005 between us and Barbara Mittman, who is acting as collateral agent pursuant to the terms of a collateral agent agreement dated as of March 31, 2005.

      We issued an aggregate of 1,636,364 Class A common stock purchase warrants to the investors and will issue an additional 1,636,364 Class A common stock purchase warrants at the second closing. The Class A warrants are exercisable until five years from the initial closing date at an exercise price equal to the lower of $0.81 per share or 101% of the closing bid price of our common stock on the last trading day preceding the initial closing. The exercise price of the Class A warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets.

      We filed a registration statement registering the shares of our common stock issuable upon conversion of the convertible notes and exercise of the Class A warrants on May 10, 2005 and we are obligated to cause it to be effective within 90 days after the initial closing date or approximately August 1, 2005. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to each investor an amount equal to 1% for the first 30 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof, thereafter of the purchase price of the notes remaining unconverted and purchase price of the shares of our common stock issued upon conversion of the notes.

      The above descriptions of the convertible note, the Class A common stock purchase warrants, the Subscription Agreement and the Security Agreement are not complete and are qualified in their entirety by the full text of such documents which are included as exhibits to our Form 8-K Report filed April 5, 2005.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Overview

      Since 1996, we have sought to commercialize our dual-fuel technology with limited success. Between 2001 and the year ended December 31 2003, we experienced a substantial slow-down in our operational state due principally to under capitalization. We engaged White Knight on December 23, 2003 as a crisis finance and management company. Since that date, the principals of White Knight have arranged for all the majority of our financing and our Chief Executive Officer, Chairman of our Board of Directors and a Director serve similar capacities with White Knight. White Knight's executives also served as our interim Chief Financial Officer and financial administrator.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      The following compares our financial statements for the three months period ended March 31, 2004 and 2005. However, 2004 was a period of reengineering our principal product as well as addressing a number of legal and financial matters which had been created over a period from our inception in 1996 through December 2003. We therefore believe the following may not be indicative of our future operating results.

      Our current assets increased 122% from $73,498 at the year ended December 31, 2003 to $163,572 for the three months period ended March 31, 2005 and during this same period our total assets increased by approximately 13% from $582,005 to $656,591. Current and total liabilities during this period increased by 63% from $758,257 at the year ended December 31, 2004 to $1,229,039 at March 31, 2005. The increase in liabilities in principally the result of an increase in financing provided by White Knight which increased from $18,866 at the year ended December 31, 2004 to $510,958 at March 31, 2005. Our Shareholders' Deficit increased during this three month period from $(171,152) at the year ended December 31, 2004 to $(572,448) at March 31, 2005 primarily due to a net loss of $(632,346) of which approximately $(151,000) or approximately 24% was due to one-time issuance of our common stock for services, consultants and settlements.

      In comparing the periods ended March 31, 2004 and 2005, our revenue and gross profits decreased by 77% and 88%, respectively from $80,092 and $60,605 to $18,163 and $7,331. Comparing these two periods, our expenses increased 285% from $165,832 for the three month period ended March 31, 2004 to $640,088 for the period ended March 31, 2005. However, approximately $151,000 or 24% are non-cash expenses relates to the issuance of shares for services, consultants and settlements. Our net loss for the three months period increased approximately 500% from $(105,227) for the three months ended March 31, 2004 to $(632,346) for the three month period ended March 31, 2005.

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

Item 3 Controls and Procedures

Evaluation of disclosure controls and procedures.

      An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Quarterly Report, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that the we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

Item 1 - legal Proceedings

      On November 14, 2003, Ambac International Corporation ("Ambac.") filed a lawsuit seeking $109,915.60 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our kits. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. Subsequently we filed a response on December 22, 2003. Ambac subsequently made a motion for default judgment because the statutory period to file a response was 30 days and our response was filed in 35 days. Further, the response was submitted by a " non-attorney." which is alleged to be a further violation of South Carolina civil procedure. Our CFO filed the response during 2003 at the direction of our then-Chief Executive Officer.

      On August 3, 2004, we filed a Motion to Dismiss or, in the Alternative, Motion to Compel Arbitration. During October 2004, the Court issued an order to Compel Arbitration. We are now awaiting the scheduling of the arbitration. We intend to vigorously defend our position and believe we will ultimately prevail. However, there can be no assurance that we will prevail and in the event we were to not prevail, we could be required to pay the amount of the suit, plus interest and associated fees. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission. The full amount of the liability has been recorded as a payable in our financial statements as of March 31, 2005.

      There is no other pending litigation or other proceedings against the Company.

Item 6. Exhibits

No.   Description of Exhibit

31.1  Chief Executive Officer and Chief Financial Officer Section 302
      Certification
32.1  Chief Executive Officer and Chief Financial Officer Certification

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Hybrid Fuel Systems, Inc.
                                            -------------------------
                                                     registrant

                                              By:    /s/ MARK CLANCY
                                                    -----------------
                                                    Mark Clancy
                                             Chief Executive Officer,
                                             Chief Financial Officer

Date:  May 16, 2005

                                Index to Exhibits

No.   Description of Exhibit

31.1  Chief Executive Officer and Chief Financial Officer Section 302
      Certification
32.1  Chief Executive Officer and Chief Financial Officer Certification