Form 10KSB/A
period 2004-12-31
Hybrid Fuel Systems
filed 2005-08-10
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10 KSB/A

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

Hybrid Fuel Systems, Inc.
Form 10KSB for the year ended December 31, 2004
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

During the first six months of 2004, we rededicated our development efforts and re-engineered our primary system designed to convert medium and heavy duty diesel engines to operate in a dual-fuel, natural gas and diesel mode for the electronic version of our Fuel2 system. We refer to the commercial version of our dual-fuel system as the Fuel2™system.

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

OVERVIEW

We were incorporated in the State of Georgia in 1996 to manufacture and market retrofit systems for the conversion of gasoline and diesel engines, stationary or vehicular, to non-petroleum based fuels such as compressed natural gas and liquefied natural gas. We hold a world-wide exclusive license to commercialize the technology embodied in five issued and one pending US patent. Since 1998, we have dedicated our research and development exclusively to conversion kits for diesel-powered engines. We currently offer the Fuel 2(TM) dual-fuel conversion system designed to convert medium and heavy duty mobile diesel engines to operate in a natural gas/diesel dual-fuel mode.

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. Between 2001 and the year ended December 31 2003, we experienced a substantial slow-down in our operations due principally to under capitalization. We engaged White Knight on December 23, 2003 as a crisis finance and management company. Since that date, the principals of White Knight have arranged for all our financing and our Chief Executive Officer, Chairman of our Board of Directors and a Director serve similar capacities with White Knight. White Knight's executives also served as our interim Chief Financial Officer and financial administrator.

The following compares our financial statements for the quarterly periods ended March 31, 2005 and 2004 and the years ended December 31, 2003 and 2004. During the year ended December 31, 2004, we reengineered our principal product and addressed a number of legal and financial matters which had been created over a period from our inception in 1996 through December 2003. Therefore, the following may not be indicative of our future operating results.

Overview

Notwithstanding the Company's formation during 1996, Hybrid is still in the beginning stage. Prior to January 2004, the Company experienced significant lack of capital. The cumulative effect of under capitalization, principally between the years 2000 through 2003 created an overall shareholder deficit of $(1,941,683). Also the lack of capital retarded our abilities to engage in meaningful product development. As a result, as of December 2003, our product was not commercially proven. For these reasons, we encountered a number of financial and operational factors during 2004 that we don't believe are indicative of our future operating outlook.

At the conclusion of 2004, we believe we accomplished milestones which position our enterprise for future growth. However, there are uncertainties and challenges which we discuss in the following summary as well as in our discussion of the year to year change for each major line item. We also devote a section in the following discussion relating to our liquidity and capital resources.

Uncertainties and challenges

A critical key to the future of our Company is our ability to successfully complete the protocol required by the California Air Resource Board (CARB) in order to achieve a designation as an "Emission Control Device." If we are successful in achieving this designation, we will be able to commercialize our technology in the domestic market. If we are unsuccessful, we will only be able to commercialize our technology in foreign markets where emission standards are less stringent.

In order to achieve designation as an Emission Control Device, we must demonstrate through third party testing that when our system is installed, the emissions containing NOx have been reduced by at least 15% and PM or particulate matters has been reduced by at least 50%. We have to date tested according to CARB mandates through Olson-Egologic lab in California on three occassions. The average of these tests reflect a reduction in NOx of approximately 17% - 22% and a reduction in PM of approximately 55% - 79%. We intend to utilize these measurements in our application to CARB. As they exceed the minimum levels required to achieve Emission Control Device designation, we are optimistic of a successful outcome.

The CARB testing protocol requires that we conduct the initial tests cited above. Following CARB's acceptance of those measurements, we must then subject the engine to 1,000 hours or what is commonly referred to as the "durability cycle." Upon the conclusion of the 1,000 hours, we must re-measure the emissions to ensure the outcome is approximately consistent with data derived from the intial tests cited above. This is a significant uncertainty because should the results derived from the measurements taken following durability not be consistent with our intial testing, it is unlikely we will achieve the required designation.

Should we be successful and achieve our designation, the second uncertainty relates to our ability to commercialize the technology under terms and conditions which will allow us to achieve profitability. We have to date installed our electronic system on snow-plows in New York, New York, a school bus in Albany, New York, a refuse hauler in Dallas, Texas and in the United Kingdom. We have received repeat orders for our systems in New York, New York and the United Kingdom. The systems installed in Albany and Dallas were the result of government grants arranged by our sub-licensee and may or may not result in additional system requests. This limited success indicates to us that our are operating efficiently in the marketplace.

However, this small number of vehicles is not suffcient to demonstrate our ability to successfully commercialize our technology sufficiently to achieve profitability. There are many uncertainties in migrating a new technology from the development to the commercialization stage. Some of these uncertainties are within our control. However, other factors such as new technologies which may be superior to our Fuel2(TM) system or established, large companies which may decide to enter our marketplace. These factors, taken together with our history make it impossible for us to assure our future success.

A series of recent events have created an opportunity for us to accelerate our commercialization plan but at the same time, introduce an uncertainty relating to our future, continued success. During approximately the past 24 months, the price of fuels such as diesel and gasoline have increased while the price of natural gas has remained relatively stable. Our information is substantially derived from the Alternative Fuels Price Report, a publication promulgated by the US Department of Energy which has produced fourteen reports during the period April 2000 - March 2005. According to the Alternative Fuels Price Report, since December 2003, the price of diesel has increased from an average of $1.50 a gallon to an average of $2.20 a gallon. During this same period, a natural gas-gallon equivalent has grown in price from $1.40 - $1.50. Further, the five year trend reflects that the average five year price of diesel is approximately $1.58 while the five year price of natural gas is $1.22. We also refer to a New York Times article published June 15, 2005 which quotes a senior energy analyst with Foresight Research Solutions in New York which claims the cost of an energy equivalent barrel of natural gas would cost between $18 to $24 dollars while the cost of a barrel of oil in the world market would cost approximately $50.

This price differential is meanginful because our system has demonstrated the ability to displace between 50 and 80% of the diesel with natural gas. Should this price differential continue, we believe this economic factor will aid our efforts to commercialize our technology. However, should the price of diesel fuel fall or the price of natural gas increase, we would lose this significant advantage.

One-Time Factors

2004 was a period when we sought to finalize our product development as well as confront a number of financial issues created principally during the period 1999 through 2003. For example, we settled with the internal revenue service outstanding balances which were created in 1999 and 2000 through the intial payment of $20,000 followed by a $5,000 a month payment schedule. We also made a $30,000 payment during December in an effort to accelerate the full repayment of this debt. During the first quarter 2005, we also reached a settlement with Peachtree National Bank under which we made an initial payment of $20,000 and we are required to remit $5,000 a month until the debt is fully paid. We similarily settled a range of issues such that we eliminated approximately $702,941 in past liabilities.

During 2004, we made stock payments to our employees in an amount which is recorded at approximately $1,200,000. We made these payments based on a review of the history of the Company, the reduced levels of compensation accepted by the employees during the period principally between 1999 and 2003 and the value brought by our CEO and Chairman including their personal financial commitment to our continued operations. We do not have any employee stock participation plans at this time and we do not foresee that we would compensate our future employees with shares of our stock except when approved by our Board of Directors and which is considered essential to attract and retain qualified personnel.

Liquidity and Capital Resources

Previously, we have met our cash needs through the sale of our common stock, loans and contributions from our principals. We recently concluded a $1,200,000 in financing and we have received the first $600,000, minus expenses. We are also beginning to sell our Fuel2 system in quantities which are meaningful such as a 25 system order for a United Kingdom based client and a 50 Fuel2 system to a Florida based client. We are scheduled to receive the second increment of $600,000 upon the effectiveness of our SB-2 registration statement. Further, our Chairman and our Chief Executive Officer and White Knight SST, Inc. have previously provided our financing in exchange for our common stock.

Extraordinary items which will impact our cash include a one-time fee payable to our Licensor in the amount of $250,000. We further will be required to remit approximately $200,000 toward finalizing our new facility. We intend to pay these amount in full upon receipt of the second traunch of $600,000 from our financing.

Based on the cash we receive from the financing, minus the extraordinary commitments cited above, taken together with income from the sales of our Fuel2 system, we believe we can meet all our obligations through February 2006. We believe that additional sales of our Fuel2 system will allow us to continue meeting our obligations for the foreseeable future.

If we are unsuccessful in commercializing an average of approxiamtely 40 systems per month by February 2006, we will need to raise additional capital through the sale of our common stock, loans or a combination. In such an event, our shareholders would suffer additional dilution.

The following depicts our year-to-year fiancial condition comparing 2003 to 2004. However, as previously discussed, the debts we owed had been accumulated over a three to five year period and accordingly, the changes highlighted should not be considered indicative of our future operating results.
Balance Sheet

Assets

For the year ended December 31, 2003, the Company had current assets of $28,938 and total assets of $44,515. For the year ended December 31, 2004, current assets increased 153.9% to $73,498 and total assets increased 84.2% to $82,005.

In addition, during the first quarter 2005, we arranged for the purchase of various Horiba and other emission testing equipment for $40,000. The seller which is a utility operating in Georgia had been active in the alternative fuels industry in the late 1990s and had since curtailed that portion of their business and stored all the idle equipment. As our operations are located in Atlanta, Georgia when we began to set up our new facilities in PeachTree City, Georgia, we informally inquired the availablility of this equipment. We were informed that we could purchase the entire room of equipment for a one-time payment of $40,000. We did not purchase any other assets or liabilities and there are no further obligations. The seller of the equipment is not a related party to our Company. In addition, during February 2005 we made a $76,000 deposit toward the purchase of a new Taylor dynometer at a total cost of approximately $232,000. Final delivery is expected during September 2005. We intend to locate the equipment in our new 12,000 square-foot facility in PeachTree City, Georgia.

Liabilities

For the year ended December 31, 2003, the Company had current liabilities of $1,456,198 and total liabilities of $1,986,198 including $530,000 of redeemable securities. For the year ended December 31, 2004, current liabilities had been reduced by $702,941 or 48.3% to $753,257 and total liabilities had been reduced by $1,232,941 to $753,257 or 61.9%.

During this period, convertible debt in default was reduced by 72.4% from $283,200 at year ended December 31, 2003 to $78,200 at year ended December 31, 2004. During 2004, the Company repaid amounts owed to the Internal Revenue Service since 1999. In addition, the Company reduced the sales and payroll taxes payable by $115,151 or 47% from $245,245 at year ended December 31, 2003 to $130,094 at the year ended December 31, 2004.

Since the year ended December 31, 2004, we have reached a settlement with the item listed as accounts payable in settlement which relates to debts incurred during 2001 and 2002 and we have negotiated a settlement with PeachTree National Bank which is listed as debt in default. We anticipate both these items will be liquidated by the year ended December 31, 2005.

Stockholders' Deficit

For the period ended December 31, 2003, the Company reflected $3,852,712 in paid-in capital and the Company had $12,164 of common stock and a shareholder deficit totaling $(1,941,683). For the period ended December 31, 2004, paid-in capital increased by approximately 96.8% to $7,582,270 and the common stock had increased by 438.5% to $65,510. During the 2004 fiscal year, total shareholders' deficit was reduced 65.4% from $(1,941,683) at the year end December 31, 2003 to $(671,252) at year ended 2004.

In summary, during the twelve months ended December 31, 2004, we increased current assets by 153.9% and total assets by 84.2% while reducing current liabilities by 48.3% and total liabilities by 62.1%. During this period, we increased paid-in capital by 96.8% and common stock by 438.5% while reducing shareholders' deficit by 65.4% and increasing shareholders' equity by 1,207.4%.

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

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
March 24, 2005 and April 1, 2005 as to Notes 1 & 11

HYBRID FUEL SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current assets
Cash	$2,025	$6
Accounts receivable, net of $10,000 and $0 allowance in 2004 and 2003, respectively.	27,005	10,953
Other receivables	—	5,395
Prepaid expenses and deposits	7,845	—
Inventories	36,623	12,584

Total Current Assets	73,498	28,938

Property plant & equipment, net	8,507	15,577

Total assets	$82,005	$44,515

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

LIABILITIES AND SHAREHOLDERS' DEFICIT
	2004	2003

Accounts payable	$120,980	$166,734
Accounts payable in settlement	121,956	121,956
Debt in litigation	109,868	109,868
Due to related parties	7,197	157,528
Due to related parties, convertible debt	18,866	179,746
Debt in default	123,272	123,272
Convertible debt in default	78,200	283,200
Sales and payroll taxes payable	130,094	245,245
Other current liabilities	42,824	68,649

Total current liabilities	753,257	1,456,198

Redeemable securities	—	530,000

SHAREHOLDERS' DEFICIT
Shareholders' deficit
Preferred A stock ( .01 par value; 42,215 shares authorized;	422	422
42,215 shares issued and outstanding) (liquidation preference
$8,021)
Preferred B stock ( .01 par value; 954,563 shares authorized;	1,952	1,952
195,209 shares issued and outstanding) (liquidation preference
$1,002,291)
Common stock ($.001 par value; 95,000,000 shares authorized;	65,510	12,164
65,509,843 and 12,163,646 shares issued and outstanding,
respectively)
Additional paid-in capital	7,582,270	3,852,712
Deferred Compensation	(500,000)
Accumulated deficit	(7,821,406)	(5,808,933)

Total shareholders' deficit	(671,252)	(1,941,683)

Total liabilities and shareholders' deficit	$82,005	$44,515

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

Please Read Accompanying Notes to Financial Statements

HYBRID FUEL SYSTEMS
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock				Common Stock		Paid-In Capital	Deferred Compensation	Accumulated Deficit	Shareholders' Deficit
	Series A	Series A	Series B	Series B	Shares	Amount
Balance Dec 31, 2002	45,215	$422	195,209	$1,952	11,963,646	$11,964	$3,832,912		$(5,395,113)	$(1,547,863)
Legal settlement					100,000	100	9,900			10,000
Conversion of Note					100,000	100	9,900			10,000
Net loss									(413,820)	(413,820)
Balance Dec 31, 2003	45,215	$422	195,209	$1,952	12,163,646	$12,164	$3,852,712	$0	$(5,808,933)	$(1,941,683)
Redemption termination							530,000			530,000
Debt					3,450,000	3,450	148,681			152,131
Compensation					3,983,351	3,983	515,853			519,836
Services					150,000	150	17,850			18,000
Warrants					1,550,000	1,550	213,900			215,450
Cash					300,000	300	49,700			50,000
Convertible Debt					2,570,000	2,570	221,769			224,339
Deferred compensation					11,900,000	11,900	583,100	(500,000)		95,000
Management fees					3,004,338	3,004	417,603			420,607
Related party debt					26,438,508	26,439	1,031,102			1,057.541
Net loss									(2,012,473)	(2,012,473)
Balance Dec 31, 2004	42,215	$422	195,209	$1,952	65,509,843	$65,510	$7,582,270	$(500,000)	$(7,821,406)	$(671,252)

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

In addition, the Company has entered into an agreement with certain accredited investors to advance $1,200,000 to the company. The first advance of funds is April 1, 2005 in the amount of $600,000 with the second advance to be made upon approval of the Form SB-2 herewith being filed. The financing is in the form of convertible debt with a conversion into stock at the rate of $0.55 per share for a total 2,181,818 shares. In addition, the investors will be issued warrants to purchase the common stock of the Company for $0.81 per share. The initial advance will receive 1,636,364 warrants and the second advance will receive 1,636,364 warrants. The warrants are five year warrants and are immediately exercisable upon issue. These additional funds are expected to allow the Company to continue to fund its operations for the ensuring twelve months.

NOTE 2 OPERATING LEASES

For the year ended December 31, 2004 and the fourth quarter of the year ended December 31, 2003, the Company subleased its building from a related party on a month to month basis with the same terms and amounts as the primary lease. The monthly rental payments were $1,500. Prior to September, 2003, the Company leased a facility for monthly base rent of $2,351 plus cost of living increases, property taxes and water fees. This lease was terminated when the Company moved in September 2003.

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

The following table summarizes the Company's warrant activity:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance as of December 31, 2002	1,935,000	0.7
Additions
Exercised
Expirations	-352,500	-0.94

Balance as of December 31, 2003	1,582,500	$0.58
Modifications	1,395,000
Exercised	1,550,000
Expired	(565,000)
Balance as of December 31, 2004	862,500	$0.57

	Warrants	Outstanding		Warrants	Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Warrants Exercisable at	Weighted Average Exercise
Range of Exercise Prices	12/31/2004	(years)	12/31/2004	12/31/2004	Price
$.50 - $1.00	862,500	0.90	$0.57	862,500	$0.57

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

The Company had previously issued common stock to an investor and had granted that investor a put option for the common stock in the amount of $530,000. That option expired unexercised in June 2004 due to the lapse of time per the agreement. That put option was recorded as a liability in the financial statements. Upon the lapse of that agreement, the liability was reclassified to paid in capital since it was no longer a liability.

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

NOTE 11 SUBSEQUENT EVENT

During the quarter ended March 31, 2005, the Company acquired various Horiba emission and vehicle testing equipment for $40,000 in cash. The Company also acquired a Taylor Dynamometer for approximately $232,000.

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

Due to there being detachable warrants and a beneficial convertible feature of the note, the Company will record a discount to the debt in the amount of $1,200,000 (assuming both draws are made), in accordance with EITF Issue No. 98-5 "Accounting For Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of EITF Issue No. 98-5 To Certain Convertible Instruments". The value of the detachable warrants was determined to be $1,945,594 using the Black Scholes option pricing model with a volatility of 234.42 % and risk free interest rate of 4.13%. In accordance with EITF 00-27,when the calculated value of the detachable warrants exceeds the amount of the debt, the discount is limited to the amount of the debt. Since the debt is $1,200,000, the discount associated with the warrants would be limited to that amount. In the calculation of discount for the warrants and the embedded conversion feature with the warrants to be calculated first, the entire discount is being allocated to the warrants since that exceeds the maximum discount allowed. Therefore, there is no allocation of the discount to the embedded conversion feature of the debt. The discount of $1,200,000 will then be amortized over the life of the debt which is twenty eight months or approximately $43,000 per month

We filed a registration statement registering the shares of our common stock issuable upon conversion of the convertible notes and exercise of the Class A warrants on May 10, 2005 and we are obligated to cause it to be effective within 90 days after the initial closing date or approximately August 1, 2005. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to each investor an amount equal to 1% for the first 30 days or part thereof of the pendency of such non-registration event and 2% for each 30 days or part thereof, thereafter of the purchase price of the notes remaining unconverted and purchase price of the shares of our common stock issued upon conversion of the notes.

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

Name and Principal Position	Year			Other annual compensation ($)	Long term compensation
						Securities		All other
		Annual Compensation			Restricted Stock Awards	underlying options	LTIP	compensation
		Salary	Bonus			SARs	Payouts
		($)	($)		($)	(#)	($)	($)

Clancy, Mark CEO/CFO	2003	0	0	0	0	0	0	0
	2004	0	0	0	$335,000[1]	0	0	0

Stanton, John Chairman	2003	0	0	0	0	0	0	0
	2004	0	0	0	$335,000[1]	0	0	0

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

Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB/A:

Exhibit	Description
2.1
Asset Purchase Agreement between the Company and New York State Electric & Gas Corporation, dated as of October 29, 2001, incorporated by reference to Exhibit 2.1 of the 8-K filed on December 26, 2001.

2.2	Secured Promissory Note in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.2 of the 8-K filed on December 26, 2001.
2.3	Security Agreement between the Company and New York State Electric &Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.3 of the 8-K filed on December 26, 2001.
2.4	Guaranty from the Company in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.4 of the 8-K filed on December 26, 2001.
3.1	Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.1 to the SB-2 filed on March 23, 2000.
3.2	Amendment to Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.2 to the SB-2 filed on March 23, 2000.
3.3	By-laws of Save On Energy, Inc., incorporated by reference to Exhibit 3.3 to the SB-2 filed on March 23, 2000.
4.1	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on February 19th, 2002 [incorporated by reference to Exhibit 4.1 to the 10-KSB filed on May 30, 2002.*
4.2	Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on May 7th, 2002 [incorporated by reference to Exhibit 4.2 to the 10-KSB filed on May 30, 2002.*
4.3
Subscription Agreement, dated March 31, 2005, by and among Hybrid Fuel Systems, Inc. and the investors named on the signature pages thereto, incorporated by reference to Exhibit 4.1 to the 8-K filed on April 5, 2005.

4.4	Form of Convertible Note of Hybrid Fuel Systems, Inc. issued to the investors named on the signature pages thereto incorporated by reference to Exhibit 4.2 to the 8-K filed on April 5, 2005.
4.5
Form of Class A Common Stock Purchase Warrant of Hybrid Fuel Systems, Inc. issued to the investors named on the signature pages thereto incorporated by reference to Exhibit 4.3 to the 8-K filed on April 5, 2005.

4.6	Form of Security Agreement by and between Hybrid Fuel Systems, Inc. and Barbara Mittman as collateral agent incorporated by reference to Exhibit 4.4 to the 8-K filed on April 5, 2005.
4.7	Form of Collateral Agent Agreement among Barbara R. Mittman, as collateral agent, and the Lenders as defined therein incorporated by reference to Exhibit 4.5 to the 8-K filed on April 5, 2005.
5.1	Opinion of Sichenzia Ross Friedman Ference LLP*
10.1	License Agreement by and between the Davis Family Trust and Electronic Fuel Control, Inc. dated May 13, 1996, incorporated by reference to Exhibit 10.1 to the SB-2 filed on March 23, 2000.
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
December 26, 2001.

10.10	Security Agreement between the Company and SWI Holdings, Limited, dated as of December 10, 2001, incorporated by reference to Exhibit 10.2 of the 8-K filed on December 26, 2001.
10.11	Convertible Secured Promissory Note issued to SWI Holdings, Limited, dated April 23, 2002 incorporated by reference to Exhibit 10.11 to the 10-KSB filed on May 30, 2002.*
10.12	Security Agreement between the Company and SWI Holdings, Limited, dated as of April 23, 2002 incorporated by reference to Exhibit 10.10 to the 10-KSB filed on May 30, 2002.*
10.13
Agreement re: White Knight SST, Inc. and Hybrid Fuel Systems, Inc. (formerly Save On Energy, Inc.) dated December 22, 2003 incorporated by reference to Exhibit 10.13 to the 10-KSB filed on August 16, 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 10th day of August, 2005.

Hybrid Fuel Systems, Inc.

By:	/s/ Mark Clancy
Mark Clancy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 10, 2005.

/s/ John Stanton	Chairman of the Board of Directors
John Stanton

/s/ Mark Clancy	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and Director
Mark Clancy