Form 10QSB/A
period 2005-03-31
Hybrid Fuel Systems
filed 2005-08-10
CIK 1107955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At May 12, 2005, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding. At May 12, 2005, the Company had 83,354,981 of its $0.001 par value common shares outstanding.

      Transitional Small Business Issuer Format (Check One): Yes |_| No |X|
      ---------------------------------------------------------------------

                            HYBRID FUEL SYSTEMS, INC.
                MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Consolidated Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

Special Note Regarding Forward Looking Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations

Item 3.   Controls and Procedures

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

                            HYBRID FUEL SYSTEMS, INC.
                           Consolidated Balance Sheets
           For the three month period ended March 31, 2005 (unaudited)
             and the annual period ended December 31, 2004 (audited)

                                                      March 31,     December 31,
                                                        2005           2004
                                      ASSETS         (Unaudited)     (Audited)
                                                     -----------    -----------
Current Assets
Cash-Operating                                       $     3,831    $     2,025
Accounts Receivable net of
 $10,000 allowance, respectively                          33,760    $    27,005
Prepaid expenses and deposits                             83,287    $     7,845
Inventory                                                 42,694    $    36,623
                                                     -----------    -----------

Total current assets                                     163,572    $    73,498

Property Plant & Equipment, net                           68,019    $     8,507
                                                     -----------    -----------

Total assets                                         $   231,591    $    82,005
                                                     ===========    ===========

                                   LIABILITIES

Accounts Payable                                     $   133,418    $   120,980
Accounts Payable in Settlement                           121,956    $   121,956
Debt in Litigation                                       109,868    $   109,868
Due to Related Parties                                     7,000    $     7,197
Due to Related Parties - Convertible Debt                     --    $    18,866
Debt in Default                                          103,272    $   123,272
Convertible Debt in Default                               78,200    $    78,200
Sales and Payroll taxes payable                          122,427    $   130,094
Other current Liabilities                                 41,940    $    42,824
                                                     -----------    -----------

Total current liabilities                            $   718,081    $   753,257

                              SHAREHOLDERS' DEFICIT

Preferred Stock - A (.01 par value) 42,215
  shares authorized; 42,215 issued and
  outstanding (liquidation preference $8,021)                422    $       422
Preferred Stock - B (.01 par value) 954,563
  shares authorized; 195,209 shares issued
  and outstanding.  (liquidation preference
  $1,002,291)                                              1,952    $     1,952
Common Stock ( .001 par value) 150,000,000
  shares authorized; 83,354,981 and 65,509,843
  shares issued and outstanding, respectively             83,355    $    65,510
Additional Paid-in Capital                             8,378,781    $ 7,582,270
Deferred Compensation                                   (425,000)      (500,000)
Receivable - Related Parties                             (72,248)            --
Accumulated Deficit                                   (8,453,752)   $(7,821,406)
                                                     -----------    -----------
    Total Shareholders' Deficit                      $  (486,490)   $  (671,252)
                                                     -----------    -----------
Total liabilities and Shareholders' Equity           $   231,591    $    82,005
                                                     ===========    ===========

                            HYBRID FUEL SYSTEMS, INC.
                             Statement of Operations
                        For the three months period ended
                        March 31, 2005 and March 31, 2004
                                   (unaudited)

                                     March 31, 2005  March 31, 2004
                                       (Unaudited)    (Unaudited)
                                      ------------    ------------
REVENUES

Product Sales
Revenue                               $     18,163    $     80,092
Cost of sales                         $    (10,832)   $    (19,487)
                                      ------------    ------------

Gross Profit                          $      7,331    $     60,605

EXPENSES
Operating Expenses
Consulting                            $    168,187    $     43,457
Research and Development              $     41,647    $     16,090
Compensation                          $    362,830    $     70,199
Other                                 $     67,424    $     36,086
                                      ------------    ------------

Total expenses                        $    640,088    $    165,832
                                      ------------    ------------

Loss from operations                  $   (632,746)   $   (105,227)
                                      ============    ============

Other expenses (income)
  Interest expense                    $      2,226    $      2,315
  Other income                        $     (2,637)   $          0
Other income                          $       (411)   $      2,315
                                      ------------    ------------

Net (loss)                            $   (632,346)   $   (107,542)

Preferred stock dividends             $          0    $          0

Net loss available to common shares   $   (632,346)   $   (107,542)

Basic and diluted weighted
average common shares outstanding       75,893,482      12,163,646

Basic and diluted (loss) per share    $      (0.01)   $      (0.01)
                                      ============    ============


                            HYBRID FUEL SYSTEMS, INC.
                             Statement of Cash Flows
                        For the three months period ended
                  March 31, 2005 and March 31, 2004 (unaudited)

                                                                             March 31,   December 31,
                                                                               2005         2004
                                                                            (Unaudited)  (Unaudited)
                                                                             ---------    ---------
                CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                     $(632,346)   $(107,542)
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities
                Common stock issued for services                             $ 151,000    $       0
                Depreciation                                                 $   3,106    $   2,404
                Deferred compensation                                        $  75,000    $      --

change in operating assets and liabilities
                Accounts Receivable                                          $  (6,755)   $ (58,346)
                Inventory                                                    $  (6,071)   $  (6,555)
                Prepaid expenses                                             $ (75,442)   $      --
                Accounts payable                                             $  (4,112)   $ (29,805)
                Accrued liabilities                                          $  (8,552)   $  (5,661)

                                                                             ---------    ---------
                          Net cash provided (used) by operating activates    $(504,172)   $(205,505)

                CASH FLOWS FROM INVESTING ACTIVITIES
                Purchase of Equipment                                        $ (46,067)   $      --

                                                                             ---------    ---------
                          Net cash provided (used) by investing activities   $ (46,067)   $      --

                CASH FLOWS FROM FINANCING ACTIVITIES
                Loans from related parties                                   $ 551,895    $ 249,052
                Proceeds from exercise of warrants                           $     150    $      --

                                                                             ---------    ---------
                          Net cash provided (used) by financing activities   $ 552,045    $ 249,052

                Cash Balance End of Period                                   $   3,831    $  43,553
                Cash Balance at Beg of Period                                $   2,025    $       6
                                                                             ---------    ---------

                Net increase (decrease) in cash                              $   1,806    $  43,547

                Supplemental Disclosure of Cash Flow Information

                Cash paid during the year for interest                       $      --    $      --
                                                                             =========    =========
                Common stock inssued for services and
                  conversion of debt to related parties                      $ 151,000    $      --
                                                                             =========    =========
                Amortization of Common Stock issued
                  for deferred compensation                                  $  75,000    $      --
                                                                             =========    =========

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

NOTE 5 - RELATED PARTY

The Company has received financing from White Knight SST, Inc. (WK) a major stockholder and had converted $510,958 into 12,773,942 common shares as of March 31, 2005. WK had advanced funds to the Company in 2004 and provided management services to the Company for which it was compensated by issuance of 26,438,508 shares of common stock for the loans and approximately 3,004,338 shares of common stock for management services.

As of March 31, 2005 the Company had issued an additional 1,806,196 common shares to WK in advance of funding received. A Related Party Receivable of $72,248 had been recorded as of March 31, 2005 for this issuance.

NOTE 6 - SUBSEQUENT EVENTS

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

Due to there being detachable warrants and a beneficial convertible feature of the note, the Company will record a discount to the debt in the amount of $1,200,000 (assuming both draws are made), in accordance with EITF Issue No. 98-5 "Accounting For Convertible Securities With

Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of EITF Issue No. 98-5 To Certain Convertible Instruments". The value of the detachable warrants was determined to be $1,945,594 using the Black Scholes option pricing model with a volatility of
234.42 % and risk free interest rate of 4.13%. In accordance with EITF 00-27,when the calculated value of the detachable warrants exceeds the amount of the debt, the discount is limited to the amount of the debt. Since the debt is $1,200,000, the discount associated with the warrants would be limited to that amount. In the calculation of discount for the warrants and the embedded conversion feature with the warrants to be calculated first, the entire discount is being allocated to the warrants since that exceeds the maximum discount allowed. Therefore, there is no allocation of the discount to the embedded conversion feature of the debt. The discount of $1,200,000 will then be amortized over the life of the debt which is twenty eight months or approximately $43,000 per month.

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

Our current assets increased 122% from $73,498 at the year ended December 31, 2003 to $163,572 for the three months period ended March 31, 2005 and during this same period our total assets increased by approximately 182% from $82,005 to $231,591. Current and total liabilities during this period decreased by 5% from $753,257 at the year ended December 31, 2004 to $718,081 at March 31, 2005. The decrease in liabilities is principally the result of a conversion of debt financing provided by White Knight. Our Shareholders' Deficit decreased during this three month period from $(671,252) at the year ended December 31, 2004 to (486,490) at March 31, 2005 primarily due to a 7% increase in additional paid in capital.

Since December 2003, White Knight has provided substantially all of capital requirements. During the first quarter of 2005, we obtained financing from White Knight SST in the amount of $492,092. We have and will periodically convert amounts owed to White Knight at a conversion rate equal to $0.04 per share. This conversion rate was determined in December 2003 as our trading price at that time was $0.03 per share. White Knight does not charge interest and there is no requirement to repay amounts owed in cash. Our Chairman and Chief Executive Officer serve similar capacities with White Knight and both individuals are operating under two-year employment agreements to our Company. All conversions of White Knight debt are issued as restricted common stock and there are no registration rights.

In comparing the periods ended March 31, 2004 and 2005, our revenue and gross profits decreased by 77% and 88%, respectively from $80,092 and $60,605 to $18,163 and $7,331. Pending our CARB certification which is discussed elsewhere in this report, our systems are only eligible for sale through State and Federal grant programs. The decrease in revenues and gross profits during this period were principally due to a decline in grant financing. Comparing these two periods, our expenses increased 285% from $165,832 for the three month period ended March 31, 2004 to $640,088 for the period ended March 31, 2005. However, approximately $151,000 or 24% are non-cash expenses relates to the issuance of shares for services, consultants and settlements. Our net loss for the three months period increased approximately 500% from $(107,542) for the three months ended March 31, 2004 to $(632,346) for the three month period ended March 31, 2005.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6. Exhibits

        No.   Description of Exhibit

        31.1 Chief Executive Officer and Chief Financial Officer Section 302 Certification
        32.1  Chief Executive Officer and Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Hybrid Fuel Systems, Inc.


                                              By:/s/ MARK CLANCY
                                                 ------------------------
                                                 Mark Clancy
                                                 Chief Executive Officer,
                                                 Chief Financial Officer
Date:  August 10, 2005