Form 10-Q
period 2005-06-30
Hybrid Fuel Systems
filed 2005-08-26
CIK 1107955

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

                                       or

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-33134

                            HYBRID FUEL SYSTEMS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                             58-2267238
             -------                                             ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                    12409 Telecom Drive, Tampa, Florida 33637
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813)-979-9222
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [XX]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [__] No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 23, 2005, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding and 83,354,981 of its $0.001 par value common shares outstanding.

                               HYBRID FUEL SYSTEMS
                              Report on Form 10QSB
                       for the period ended June 30, 2005

                                    CONTENTS

                                     PART I

Item 1 - Financial Statements

         Consolidated Balance Sheet for the six month period
         ended June 30, 2005 and the annual period ended
         December 31, 2004                                                     2

         Statement of Operations for the three and six months
         periods ended June 30, 2005 and 2004                                  3

         Statement of Cash Flows for the three and six month                   4
         periods ended June 30, 2005 and 2004

         Notes to Financial Statements                                       5-9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3 - Controls and Procedures                                              13

                                     PART II

Item 1.   Legal Proceedings                                                   13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            13

                            HYBRID FUEL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
            For the Six Months Period Ended June 30, 2005 (unaudited)
               and annual period ended December 31, 2004 (audited)

                                     ASSETS

                                                       June 30,     December 31,
                                                         2005          2004
                                     ASSETS          (unaudited)     (audited)
                                                     -----------    -----------
Current Assets
   Cash                                              $    26,068    $     2,025
   Accounts Receivable                               $    52,065    $    27,005
   Deposit on Acquisition                            $   200,000    $        --
   Prepaid expenses and deposits                     $    79,360    $     7,845
   Other Assets                                      $     9,571    $        --
   Inventory                                         $    53,800    $    36,623
                                                     -----------    -----------
Total current assets                                 $   420,864    $    73,498
Property Plan & Equipment, net                       $    71,934    $     8,507
                                                     -----------    -----------
Total Assets                                         $   492,798    $    82,005
                                                     ===========    ===========
                                   LIABILITIES
Current Liabilities
   Accounts Payable                                  $   147,638    $   120,980
   Accounts Payable in settlement                    $    81,956    $   121,956
   Debt in litigation                                $   109,868    $   109,868
   Due to Related Parties                            $        --    $     7,197
   Due to Related Parties - Convertible Debt         $   127,752    $    18,866
   Notes Payable - Current                           $   300,000    $        --
   Notes Payable - Discount on Debt                  $  (262,500)   $        --
   Debts in Default                                  $   109,536    $   123,272
   Convertible Debt in Default                       $    78,200    $    78,200
   Sales and Payroll Taxes Payable                   $    93,794    $   130,094
   Other Current Liabilities                         $    48,334    $    42,824
                                                     -----------    -----------
Total current liabilities                            $   534,578    $   753,257
Long-Term Liabilities
   Notes Payable - Long Term                         $   300,000    $        --
   Discount on debt                                  $  (262,500)   $        --
                                                     -----------    -----------
Total Long-Term Liabilities                          $    37,500    $        --
                                                     -----------    -----------
Total Liabilities                                    $   872,078    $   753,257
                              SHAREHOLDERS' DEFICIT
Shareholders'  Deficit
Preferred Stock - A (.01 par value) 42,215           $       422    $       422
   shares authorized; 42,215 issued and
   outstanding (liquidation preference $8,021)
Preferred Stock - B (.01 par value) 954,563          $     1,952    $     1,952
   shares authorized; 195,209 shares issued
   and outstanding.  (liquidation preference
                                                                    $ 1,002,291)
Common Stock (.001 par value) 150,000,000            $    83,355    $    65,510
   shares authorized; 83,354,981 and 65,509,843
   shares issued and outstanding, respectively
   Additional Paid-In Capital                        $ 8,978,781    $ 7,582,270
   Deferred Compensation                             $  (350,000)   $  (500,000)
   Accumulated Deficit                               $(9,093,790)   $(7,821,406)
                                                     -----------    -----------
Total Shareholders' Deficit                          $  (379,280)   $  (671,252)
                                                     -----------    -----------
Total Liabilities and Shareholders' Deficit          $   492,798    $    82,005
                                                     ===========    ===========

                            HYBRID FUEL SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                   For the Three and Six Months Periods Ended
                       June 30, 2004 and 2005 (unaudited)

                                    Three Months    Three Months     Six Months      Six Months
                                       Ended           Ended           Ended           Ended
                                      June 30,        June 30,        June 30,        June 30,
                                        2005            2004            2005            2004
                                    ------------    ------------    ------------    ------------
              REVENUES

Product Sales                       $     35,574    $      9,079    $     53,737    $     89,171
Cost of product sales               $     18,175    $      8,622    $     29,007    $     32,627

Gross Profit                        $     17,399    $        457    $     24,730    $     56,544
                                    ------------    ------------    ------------    ------------

              EXPENSES

Operating Expenses
   Consulting Fees                  $     65,750    $     10,500    $    158,789    $     21,000
   Research & Development           $     38,208    $     33,520    $     79,854    $     49,453
   Compensation                     $    197,949    $    106,164    $    571,504    $    191,462
   Legal & Professional Fees        $    171,947    $     38,697    $     24,709    $     51,056
   Other operating expenses         $     88,920    $     42,772    $    142,983    $     73,568
                                    ------------    ------------    ------------    ------------
Total Operating Expenses            $    562,774    $    231,653    $  1,200,225    $    386,539
                                    ------------    ------------    ------------    ------------

Loss from operations                $   (545,375)   $   (231,196)   $ (1,175,495)   $   (329,995)
                                    ------------    ------------    ------------    ------------

Other Expenses
   Interest Expense                 $     95,020    $         --    $     97,246              $-
   Other income                     $       (357)   $         --    $       (357)             $-
                                    ------------    ------------    ------------    ------------

Loss from other Expenses            $    (94,663)   $         --    $    (96,889)             $-
                                    ------------    ------------    ------------    ------------

Net Loss                            $   (640,038)   $   (231,091)   $ (1,272,384)   $   (329,995)
                                    ============    ============    ============    ============

Basic and diluted weighted            83,354,971      12,163,646      82,239,165      12,163,646
average common shares outstanding


Basic and diluted loss per share    $      (0.01)   $      (0.02)   $      (0.01)   $      (0.03)

                            HYBRID FUEL SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                   For the Three and Six Months Periods Ended
                       June 30, 2004 and 2005 (unaudited)

                                                        Six Months     Six Months
                                                          Ended          Ended
                                                         June 30,       June 30,
                                                           2005           2004
                                                       -----------    -----------
Cash flows from operating activities
Net Loss                                               $(1,272,384)   $  (329,995)
Adjustments to reconcile net income to
   net cash provided (used) by operating activities)
     Common stock issued for services                  $   151,000
     Depreciation                                      $     8,806    $     4,807
     Amortization of Deferred Compensation             $   150,000
     Amortization of debt discount                     $    75,000

Change in operating assets and liabilities
     Accounts Receivable                               $   (25,060)   $   (62,196)
     Inventory                                         $   (17,177)   $    (8,034)
     Prepaid & Deposits                                $  (271,515)
     Accounts Payable                                  $    26,658    $    (8,364)
     Taxes Payable
     Accrued Liabilities                               $   (30,791)   $   (45,248)
                                                       -----------    -----------
Net Cash Provided (used) by operating activities       $(1,205,463)   $  (449,030)

Cash flows from Investing Activities
     Purchase of Equipment                             $   (72,234)
     Loan                                              $    (9,571)
                                                       -----------    -----------
Net cash provided (used) by investing activities       $   (81,805)

Cash flows from Financing Activities
     Loans from Related Parties                        $   772,093    $   479,974
     Proceeds from exercise of warrants                $       150
     Payment on related party note                     $    (7,000)
     Proceeds from notes payable                       $   600,000
     Payments on Notes payable                         $   (53,932)
                                                       -----------    -----------
Net cash provided (used) by financing activities       $ 1,311,311    $   479,974

Net increase (decrease) in cash and cash equivalents   $    24,043    $    30,944
Beginning cash and cash equivalents                    $     2,025    $         6
                                                       -----------    -----------
Ending cash and cash equivalents                       $    26,068    $    30,950

Supplement disclosure of cash flow information
Cash paid during the year for interest                 $    16,263    $        --
Common stock issued for services                       $   151,000    $        --
Amortization of Comon Stock issued
   for defferred compensation                          $   150,000    $        --
                                                       ===========    ===========
Amortization on debt discount                          $    75,000
                                                       ===========    ===========
Stock issued for debt conversion to related party      $   663,206    $        --
                                                       ===========    ===========

                            HYBRID FUEL SYSTEMS, INC.
                     Notes to Unaudited Financial Statements
                   for the three and six months periods ended
                         June 30, 2005 and June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hybrid Fuel Systems, Inc. (the "Company") is a small-scale manufacturer of systems which convert mobile gasoline and diesel engines to operate on alternative fuels such as natural gas and propane.

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

Property, Plant and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (asset categories range from two to seven years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. Accelerated methods are used for tax depreciation.

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

NOTE 2 - DEBT IN DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank through June 30, 2005. On April 1, 2005, we paid $20,000 to begin a payment plan with Peachtree National Bank which requires us to remit approximately $10,000 a month until the debt is fully repaid. During June 2005, we reached agreement with Peachtree National Bank to pay off the outstanding amount of approximately $69,000 upon receipt of the proceeds from the second traunch of financing provided by Alpha Fund. The Company is scheduled to receive the Alpha Fund financing upon the effectiveness of a registration statement relating to the securities underlying the financing.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of June 30, 2005 and 2004.

                             2005       2004
                             ----       ----

Payroll and sales taxes   $ 71,897   $142,058
Penalties and interest      21,896     60,881

Total                     $ 93,793   $202,939

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

NOTE 5 - RELATED PARTY

The Company has received financing from White Knight SST, Inc. (WK) a major stockholder and had converted $583,206 into 14,580,138 common shares as of June 30, 2005 these amounts include a conversion of a related party receivable of $72,248. WK had advanced funds to the Company in 2004 and provided management services to the Company for which it was compensated by issuance of 26,438,508 shares of common stock through December 31, 2004 for the loans and approximately 3,004,338 shares of common stock for management services.

NOTE 6 - DEBT FINANCING

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

Due to there being detachable warrants and a beneficial convertible feature of the note, the Company will record a discount to the debt in the amount of $1,200,000 (assuming both draws are made), in accordance with EITF Issue No. 98-5 "Accounting For Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of EITF Issue No. 98-5 To Certain Convertible Instruments". The value of the detachable warrants was determined to be $1,945,594 using the Black Scholes option pricing model with a volatility of 234.42 % and risk free interest rate of 4.13%. In accordance with EITF 00-27,when the calculated value of the detachable warrants exceeds the amount of the debt, the discount is limited to the amount of the debt. Since the debt is $1,200,000, the discount associated with the warrants would be limited to that amount. In the calculation of discount for the warrants and the embedded conversion feature with the warrants to be calculated first, the entire discount is being allocated to the warrants since that exceeds the maximum discount allowed. Therefore, there is no allocation of the discount to the embedded conversion feature of the debt. The discount of $1,200,000 will then be amortized over the life of the debt which is twenty four months or approximately $50,000 per month. As of June 30th 2005 the company received $600,000 of the $1,200,000 where the company amortized $75,000 for the three months ended.

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

Overview

Since 1996, we have sought to commercialize our dual-fuel technology with limited success. Between 2001 and the year ended December 31 2003, we experienced a substantial slow-down in our operational state due principally to under capitalization. We engaged White Knight on December 23, 2003 as a crisis finance and management company. Since that date, the principals of White Knight have arranged for the majority of our financing and our Chief Executive Officer, Chairman of our Board of Directors and a Director serve similar capacities with White Knight. White Knight's executives also served as our interim Chief Financial Officer and financial administrator.

Notwithstanding our incorporation in 1996, Hybrid is still considered a development or start-up stage enterprise. In this case, the typical issues surrounding a start-up have been exacerbated because we've spent the past two years attempting to build a company while addressing a rather significant number of financial legacy issues. Further, the alternative fuels industry has, to a large extent, grown up in an atmosphere where the sale of systems similar to our conversion technology was predicated on the need to reduce harmful emissions and was not based on an economic return to our customers. Finally, providing insight into our product and manufacturing costs as well as expenses incurred in delivering our technology have been difficult because we have previously sold our systems at the rate of one or two a month. We have not had the ability nor demand for our product to take advantage of quantity discounts in our raw materials and component parts. We address these three issues in this discussion followed by a more specific analysis of our financial results.

Addressing historical financial legacy issues

We have previously reported on the various payment plans or straight-out pay-offs we've had to under take during the past two years commencing December, 2003. These includes a payment schedule with the IRS, the liquidation of various debts in default as well as the payment of various vendors. Our ability to address these issues was made possible exclusively as a result of the capital provided by White Knight. To a meaningful degree, in the course of addressing certain of the financial legacy issues as well as seeking to engage and retain professionals, we were required to issue shares of our common stock which have been additive to the net loss of operations we've accumulated. Now that these issues have been addressed, we do not foresee the need to use our cash or equity resources in this manner.

Expanding our revenue model

Among our challenges was the one-product nature of our enterprise. We held the license to a dual fuel technology which is compatible with heavy duty diesel engines. While this is a promising market, this single-product focus did not allow us to expand our revenue model. A major portion of our efforts during 2005 have been to identify areas where we could expand our revenue model within the alternative fuels industry.

Our first effort in this regard was to finalize the design of our dual-fuel diesel system. As previously reported, we completed this redesign during 2004 and have since conducted independent tests on three occasions to maximize the emission reductions which could be achieved through the use of our system. We then sought to expand our revenue model in two ways. First, we have begun construction and anticipate completing the build-out of our emission testing lab and engine room facility in PeachTree City, Georgia during September, 2005. Once completed, we will be in a position to solicit the use of our facility for a fee from firms and individuals interested in independent emission measurements. We further determined to expand our revenue model by acquiring the ability to market EPA certified systems to the light and medium weight vehicle market and to include the use of propane as an alternative fuel in addition to natural gas. As we reported on a Form 8-K on August 12, 2005, we completed the acquisition of DRV Energy, Inc. (DRV). DRV, a nine-year old company, offers a series of light and medium weight EPA certified conversion systems. We now believe our ability to offer light, medium and heavy duty systems in configurations which can utilize natural gas or propane offering solutions for both gasoline as well as diesel powered vehicles positions us to take a meaningful role in the alternative fuels industry.

The Alternative Fuels Industry

Unlike most industries, the alternative fuels industry in the domestic marketplace was primarily born out of the need to comply with EPA mandates relating to emissions discharge. The sale of systems similar to our dual fuel approach were sold without regard to the economic consequences of the buyer. In the course of implementing the EPA plan, federal and state authorities made available financing through grants in that each grant was designed to seek out technologies which could bring vehicles into EPA compliance. Since there was no economic factor involved in the sale, i.e., the product didn't have to promise a return on investment, these systems were priced at rates that were not in any manner consistent with an economic based sale and since the granting authority was concerned with emissions and not profits, there was no incentive to offer systems at conventional rates.

This factor more than anything else, in our opinion, has led to the demise of a number of companies in the alternative fuels industry. Our system is an excellent example of this faulty pricing model. In our case, at December, 2003, we had historically sought to sell our systems in prices ranging from $8,000 to $12,000. We have since lowed our price to $4,500 and based on that structure, our margins, before administrative expenses, will be in the 50% or greater range. We believe that bring our technology into a economic driven model instead of an environmental model will have a lasting impact of our performance.

Calculating the comparisons between our reporting periods

Providing meaningful insight into our product and manufacturing costs as well as expenses incurred in delivering our technology have been difficult because we have previously sold our systems at the rate of one or two a month under federal and/or state grants. We have not had the ability for our product to take advantage of quantity discounts in our raw materials and component parts. Further, our labor costs in our present environment would appear unusually high given our revenues. However, in order for us to position the company to maximize revenue opportunities, we have found it necessary to engage professionals and mechanics in sufficient number to complete the build-out of our facility in Atlanta as well as developing new systems for certain clients.

We have attempted in the following two sections to provide some insight into the changes in our financial results. However, given the factors sited above, we don't believe these comparisons are indicative of our future operating performance.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following compares our financial statements for the three months period ended June 30, 2004 and 2005. However, 2004 was a period of reengineering our principal product as well as addressing a number of legal and financial matters which had been created over a period from our inception in 1996 through December 2003. During the first six months of 2005, we encountered a number of one-time expenses in the outfitting and build-out of our Atlanta, Georgia facilities. We therefore believe the following may not be indicative of our future operating results.

Our current assets increased 473% from $73,498 at the year ended December 31, 2004 to $420,864 for the six month period ended June 30, 2005 and during this same period our total assets increased by approximately 501% from $82,005 to $492,798. Total liabilities during this period increased by16 % from $753,257 at the year ended December 31, 2004 to $872,078 at June 30, 2005. The increase in liabilities is principally the result of a convertible note obtained on April 1st 2005. Our Shareholders' Deficit decreased during this six month period from $(671,252) at the year ended December 31, 2004 to $(379,280) at June 30, 2005 primarily due to 18% increase in additional paid in capital.

Since December 2003, White Knight has provided substantially all of capital requirements. During the 2nd quarter 2005, we obtained financing from White Knight SST in the amount of $200,000. We have and will periodically converted amounts owed to White Knight at a conversion rate equal to $0.04 per share. This conversion rate was determined in December 2003 as our trading price at that time was $0.03 per share. White Knight does not charge interest and there is no requirement to repay amounts owed in cash. A related party receivable from the 1st quarter 2005 for $72,248 was applied against the 2nd quarter financing. Our Chairman and Chief Executive Officer serve similar capacities with White Knight and both individuals are operating under two-year employment agreements to our Company. All conversions of White Knight debt are issued as restricted common stock and there are no registration rights.

In comparing the three month period ended June 30, 2004 and 2005, our revenue and gross profits increased by 292% and 3707%, respectively from $9,079 and $457 to $35,574 and $17,399. Pending our CARB certification which is discussed elsewhere in this report, our systems are only eligible for sale in foreign markets and through State and Federal grant programs. The increase in revenues and gross profits during this period were principally due to a grant received from New York State to BAF a licensee of Hybrid. Comparing these two periods, our expenses increased to 135% from $231,196 for the three months period ended June 30, 2004 to $545,375 for the period ended June 30, 2005. Our net loss for the three months period increased approximately 177% from $(231,091) for the three months ended June 30, 2004 to $(640,038) for the three month period ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following compares our financial statements for the six months period ended June 30, 2004 and 2005. However, 2004 was a period of reengineering our principal product as well as addressing a number of legal and financial matters which had been created over a period from our inception in 1996 through December 2003. During the first six months of 2005, we encountered a number of one-time expenses in the outfitting and build-out of our Atlanta, Georgia facilities. We therefore believe the following may not be indicative of our future operating results.

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

Item 1 - legal Proceedings

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

                                           Hybrid Fuel Systems, Inc.


                                          By:/s/ MARK CLANCY
                                             ------------------------
                                             Mark Clancy
                                             Chief Executive Officer,
                                             Chief Financial Officer
Date:  August 26, 2005