Form 10KSB/A
period 2004-12-31
Hybrid Fuel Systems
filed 2005-09-08
CIK 1107955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                  FORM 10 KSB/A

                                   (Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004


|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from to_____

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

    Check whether the Issuer (i) has filed all reports required to be filed by
Section 13 or 15d of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and; (ii) and has been subject to such filing requirements for the past 90 days.
|X| Yes |_|  No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

    Revenues for the fiscal year ended December 31, 2004 totaled $138,724 and for fiscal year ended December 31, 2003 totaled $231,269

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

Transitional Small Business Disclosure format (check one) Yes |_| No |X|

                            Hybrid Fuel Systems, Inc.

                Form 10KSB/A for the year ended December 31, 2004

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

We introduced our technology into the marketplace in the 1990's through the conversion of gasoline and diesel engines to operate in a dual fuel mode. During this period, we developed commercial versions of the fuel delivery system to fit many older, naturally aspirated, diesel engine types and placed conversion units into engines all around the world. The experiences gained during this period including conversions on a wide array of engines operating under different conditions with varying fuel requirements contributed significantly to the subsequent four patents and the Company's first market application referred to as the Fuel2(TM) conversion system.

During the first six months of 2004, we rededicated our development efforts and re-engineered our primary system designed to convert medium and heavy duty diesel engines to operate in a dual-fuel, natural gas and diesel mode for the electronic version of our Fuel2 system. We refer to the commercial version of our dual-fuel system as the Fuel2(TM) system.

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

Electronic Engines

      -     Mack E7 through 2003 year models;
      -     Cummins Celect System M11 and M14 through 2003 year models
      -     International DT466 through 2003 year models
      -     International T44E model

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

The EPA and California Air Resource Board (CARB) have both signed a "memorandum of agreement" to establish reciprocity and coordination in their efforts to evaluate and verify emission reduction technologies and products. Under the agreement, CARB conducts the verification of technologies such as our Fuel2 ' system under a program titled "Diesel Emission Control Strategies Verification" which involves different paths depending on the type of emission reduction technology.

Our Fuel2 System Verification Update

We are pursuing sales of our Fuel2(TM) system in the United States as well as certain foreign markets. During June 2004, we began the first portion of the protocol required to achieve verification. We previously provided detailed information concerning the EPA/CARB verification program. The following is a further update of the official emission measurements of our Fuel2 ' system.

During October 2004 , we received our first independent emission measurements. We repeated this test again in January and February in an effort to achieve a 25% reduction in NOx. A 25% reduction in NOx would make us eligible for various federal and state grants. We have not yet been successful in achieving a 25% reduction in NOx.

If we do not receive a verification for our Fuel2(TM) technology, we will have difficulty in marketing our system in the United States and our ability to market the technology outside of the United Stats may also be adversely affected. The following table details the independent emission measurements of our Fuel2(TM) system.

                                                          NOx      PM

Required minimum emission reductions for verification      15%     50%
Hybrid's Fuel2(TM) October 2004 results                  19.3%     73%
Hybrid's Fuel2(TM) January 2005 results                  22.9%   78.9%
Hybrid's Fuel2(TM) February 2005 results                 17.9%   56.5%

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

    We are currently engaged in introducing our Fuel 2(TM) to the marketplace through a strategy that:

      o Positions our Fuel 2(TM) system as means to take advantage of lower priced natural gas verse diesel as a fuel source. The US Department of Energy publishes a report approximately every six months titled Alternative Fuel Price Report . According to the report, the average price of a gallon of diesel over a five year period was $1.52. The average cost of an equivalent gallon of Compressed Natural Gas or CNG during the same five year period is $1.18. Consumers utilizing CNG during this five year period could reduce their fuel costs by an annual average of 22%. We believe this annualized savings can offset the purchase price of conversion. The ability to recoup investment through fuel savings would be primarily a function of mileage.

      o Market our Fuel 2(TM) system as an Emission Control Device. As discussed elsewhere in this report under the heading Our Verification Progress , the use of our Fuel 2(TM) system together with a specialized catalytic converter has been demonstrated to lower the emissions an average of NOx by 20.03% and PM by 69.46%.

      o Our Fuel 2(TM) system at a price point substantially less than the cost of alternative dedicated-engine dual-fuel technologies. The added cost to acquire a new natural gas powered medium and heavy duty engine instead of a conventional diesel engine is approximately $20,000 to $30,000. The cost to convert an existing diesel engine to operate in a dual-fuel mode is approximately $40,000. The retail cost of our Fuel 2(TM) system is $4,500. In the case of all three approaches, the user would also have to purchase fuel storage tanks and a catalytic converter at a cost of approximately $5,000 per vehicle. We believe this system price differential is a significant competitive factor.

      o Position our Fuel 2(TM) system is an economic and efficient improvement over diesel catalysts and emission traps. As discussed elsewhere in this report under the head Competition, as an Emission Control Device, our Fuel 2(TM) system is a superior means of reducing harmful atmospheric pollutants over Diesel Oxidation Catalysts and Diesel Particulate Filters.

    To aid in the market introduction of our Fuel 2(TM) system, we have adopted a marketing program including:

o Our Vice President, Sales and Marketing makes direct contact with prospective customers in the private sector worldwide;

o We have a license agreement with BAF Technologies to facilitate the sale of our Fuel 2(TM) system to various municipalities and governmental entities in the States of New York and Texas;

o We have a license agreement with DRV Energy to facilitate the sale of our Fuel 2(TM) system throughout the mid-United States marketplace;

o We have a license agreement with Civic Group based in Brazil to facilitate the sale of our Fuel 2(TM) system throughout South America.

o We have entered a Memorandum of Understanding with WITCO, Inc. to commercialize our technology in China and India;

o We have created a program trademarked No School Bus Left Behind Initiative(TM) which seeks the direct sale of our system to school systems throughout the continental United States.

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

Diesel Oxidation Catalysts

Diesel Oxidation Catalysts or DOC's look like an automotive catalytic converter and they act in a similar manner. A typical DOC has a ceramic honeycomb cylinder that fits inside a standard-sized truck muffler. The exhaust passes over the layers of the catalyst bed and comes into contact with a coating of platinum-based or other catalysts.

    DOC's are a proven technology for controlling emissions of carbon monoxide, volatile hydrocarbons, and other pollutants that are in gaseous or liquid phases in diesel exhaust. A wide variety of catalytic coatings, sizes and configurations are available from many manufacturers, each one tailored to exhaust flows from particular engines and designed to optimize removal of specific substances. The Fuel2 ' system uses a DOC to control hydrocarbons and CO.

    DOC's can only remove about 20% of a typical engine's PM emissions. What is called "Particulate Matter" is actually a complex and changeable mix of solid carbon particles, sulfate particles and liquids and heavy gases. DOC's can only act upon the liquids and gases of PM, solids and adsorbed liquids pass over the catalytic bed unchanged.

Diesel Particulate Filters

    Outwardly, DPF's resemble DOC's. A typical trap is a ceramic catalyst coated matrix that fits inside of a standard sized muffler. The exhaust passes through a bed of ceramic material, or several of these layers.

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

Conversion competitors

There are relatively few alternative systems for converting medium and heavy-duty diesel engines to natural gas. The competing systems offered by competitors described below are more expensive than our technology or are limited in their application to specific engine lines. Competitors include:

      o     IMPCO Technologies, Inc.

      o     Clean Air Power formerly " Clean Air Partners

      o     Westport Innovations Inc.

      o     The Innovative Technology Group, Corp.

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

In addition to the foregoing, a variety of legislative and related incentive programs relating to alternative fuel vehicle programs have been created, including:

      o Clean Cities Program . Created by the Department of Energy, the Clean Cities Program coordinates voluntary efforts between locally based government and industry to accelerate the use of alternative fuels and expand the alternative fuel vehicle refueling infrastructure. Grants are available for natural gas fueling stations and vehicle conversions to natural gas. Typical grants offset the cost of conversion by as much as 80%.

      o Alternative Fuel Vehicle Credits Program . Congress created this credits program to encourage fleets to increase the number of alternative fuel vehicles in their fleets early and aggressively. Credits are allocated to state fleet operators and cover alternative fuel provider fleet operators when alternative fuel vehicles are acquired over and above the amount required, or earlier than expected. Since credits can be traded and sold, fleets have the flexibility to acquire alternative fuel vehicles on the most cost-effective schedule.

      o State Energy Program . States will promote the conservation of energy,reduce the rate of growth of energy consumption, and reduce dependence on imported oil through the development and implementation of a comprehensive State Energy Program. The State Energy Program is the result of the consolidation of two Federal formula-based grant programs - the State Energy Conservation Program and the Institutional Conservation Program. The State Energy Program includes provisions for financial assistance for a number of state-oriented special project activities. These activities specifically include programs to accelerate the use of alternative transportation fuels for government vehicles, fleet vehicles, taxis, mass transit, and individuals' privately owned vehicles.

      o EPA's Clean School Bus USA , a program designed to reduce both children's exposure to diesel exhaust and the amount of air pollution created by diesel school buses.

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

We have filed a U.S. Non-Provisional Patent Application No. 10/668,589, titled Methods and Apparatus for Operation of Multiple Fuel Engines , which was filed September 23, 2003. This patent embodies the electronic version of our fuel delivery system.

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

                                Bid Price        Ask Price

 2003
       First Quarter            $       0.02     $      0.03
       Second Quarter           $       0.04     $      0.05
       Third Quarter            $       0.04     $      0.09
       Fourth Quarter           $       0.03     $      0.05

 2004
       First Quarter            $       0.03     $      0.09
       Second Quarter           $       0.06     $      0.09
       Third Quarter            $       0.15     $      0.22
       Fourth Quarter           $       0.50     $      0.85

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

Overview

Notwithstanding the Company's formation during 1996, Hybrid is still in the beginning stage. Prior to January 2004, the Company experienced significant lack of capital. The cumulative effect of under capitalization, principally between the years 2000 through 2003 created an overall shareholder deficit of $(1,941,684). Also the lack of capital retarded our abilities to engage in meaningful product development. As a result, as of December 2003, our product was not commercially proven. For these reasons, we encountered a number of financial and operational factors during 2004 that we don't believe are indicative of our future operating outlook.

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

                                One-Time Factors

2004 was a period when we sought to finalize our product development as well as confront a number of financial issues created principally during the period 1999 through 2003. For example, we settled with the internal revenue service outstanding balances which were created in 1999 and 2000 through the initial payment of $20,000 followed by a $5,000 a month payment schedule. We also made a $30,000 payment during December in an effort to accelerate the full repayment of this debt. During the first quarter 2005, we also reached a settlement with Peachtree National Bank under which we made an initial payment of $20,000 and we are required to remit $5,000 a month until the debt is fully paid. We similarily settled a range of issues such that we eliminated approximately $702,941 in past liabilities.

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

The following depicts our year-to-year fianancial condition comparing 2003 to 2004. However, as previously discussed, the debts we owed had been accumulated over a three to five year period and accordingly, the changes highlighted should not be considered indicative of our future operating results.

Balance Sheet

Assets

For the year ended December 31, 2003, the Company had current assets of $28,938 and total assets of $44,515. For the year ended December 31, 2004, current assets increased 153% to $73,498 and total assets increased 84.2% to $82,005. The increase of approximately $44,500 was the result of acquiring certain minor equipment and the accumulation of various parts required to continue our research and development. However, in the future, we may acquire more or less equipment and parts and this purchase should not be taken as a standard in our operating condition.

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

Liabilities

For the year ended December 31, 2003, the Company had current liabilities of $1,456,199 and total liabilities of $1,986,199 including $530,000 of redeemable securities. For the year ended December 31, 2004, current liabilities had been reduced by 48.3% to $753,258 and total liabilities had been reduced by $1,232,941 to $753,258 or 61.9%. The significant reduction in our current and total liabilities was made possible solely by the cash investments made by White Knight. These liabilities were created over an extended period of time from approximately 1999 through 2003.

During this period, convertible debt in default was reduced by 72.4% from $283,200 at year ended December 31, 2003 to $78,200 at year ended December 31, 2004 through a negotiated settlement with a series of note holders and the issuance of our common stock. During 2004, the Company repaid amounts owed to the Internal Revenue Service since 1999. In addition, the Company reduced the sales and payroll taxes payable by $115,151 or 47% from $245,245 at year ended December 31, 2003 to $130,094 at the year ended December 31, 2004. The negotiated settlement with the note holders, the payment of past due federal payroll taxes are both one-time events which we believe will not occur again. These reductions in significantly past due federal taxes were made possible by infusions of cash by White Knight and were not repaid from our operational revenue.

Since the year ended December 31, 2004, we have reached a settlement with the item listed as accounts payable in settlement which relates to debts incurred during 2001 and 2002 and we have negotiated a settlement with PeachTree National Bank which is listed as debt in default. We anticipate both these items will be liquidated by the year ended December 31, 2005.

Stockholders' Deficit

For the period ended December 31, 2003, the Company reflected $3,987,712 in paid-in capital and the Company had $12,164 of common stock and a shareholder deficit totaling $(1,941,684). For the period ended December 31, 2004, paid-in capital increased by approximately 117.6% to $8,677,270 and the common stock had increased by 438.5% to $65,510. During the 2004 fiscal year, total shareholders' deficit was reduced 65.4 % from $(1,941,684) at the year end December 31, 2003 to $(671,253) at year ended 2004.

In summary, during the twelve months ended December 31, 2004, we increased current assets by 153.9% and total assets by 84.2 % while reducing current liabilities by 48.3% and total liabilities by 72.4%. During this period, we increased paid-in capital by 117.6% and common stock by 438.5% while reducing shareholders' deficit by 65.4 % and increasing shareholders' equity by $1,207,431. These reductions in liabilities and increases in assets were the direct result of the negotiated settlements and direct payments made by White Knight on our behalf. As these changes to our financial condition were the result of capital provided and not derived, it is impossible to associate these changes with our prospective future operating results except to observe they represent an improvement in our financial condition over the previous reporting period.

Statement of Operations

For the year ended December 31, 2003, the Company posted revenues of $231,269 and gross profit of $155,354. During 2004, we dedicated our resources to reengineering the technology and to pursuing the EPA/CARB technology verification described elsewhere in this report. As a result, revenues during 2004 decreased by approximately 40.1% to $138,724 and gross profit decreased by 49% to $79,336. Previously, all our revenue were derived exclusively through selling our systems to certain governmental entities and municipalities who had received grant funds for the purpose of converting vehicles to achieve an emissions target. The reduction in sales is a function of grant availability and the abilities of our sub-licensee to aquire such grant projects. A major thrust of our marketing strategy going forward is to pursue the commercial marketplace as predicating our business success on the realibilty of consistent grant financing is unreliable.

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

Total operating expenses during the 12 months ended December 31, 2004 increased from $(515,689) to ($2,113,045). Total operating expenses minus the one-time charge for the issuance of stock was $(913,045). This increase in our cash expenses during this period was because we had the available cash (provided by White Knight) to meet a number of our past due obligations. Many of these expenses were incurred prior to 2004. The Company's net loss increased from $(548,821) at year ended December 31, 2003 to $(2,972,473) at year ended December 31, 2004. Our overall net loss for this period is principally the result of White Knight providing capital to meet our obligations created prior to January 2004 and our efforts to re-engineer our technology.

Basic and diluted loss per share increased from $(0.05) at the year ended December 31, 2003 to $(0.12). Taking into account the one-time charge for the issuance of stock, during the 12 month period ended December 31, 2004, the basic and diluted loss per share would have been approximately $(0.09).

In summary, during the twelve month period ended December 31, 2004, the Company's revenues and gross profit decreased by 40% and 49% respectively and operating expenses including the one-time charge for the issuance of stock increased 309.8%, research and development increased by 100% and compensation increased by 1,186.7% and the basic and diluted loss per share increased by 140%. Excluding the one time charge for the issuance of common stock, total operating expenses increased by 77%, and compensation increased by 96.3% for the periods ended December 31, 2003 compared to the same period ended December 31, 2004. However, the change in revenues and gross profit are incidental in that during this fiscal period we sold a total of less than approximately 12 dual fuel systems. Lacking any meaningful sales at all, the changes we encountered in our operating posture, consulting fees, compensation and our net loss to operations are the result of rebuilding our enterprise and not as a result of our operations. Further, we don't believe the majority of these expenses will recur and thus, we don't believe a comparison between these two fiscal periods is in any way indicative of our anticipated future operating performance.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that the we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Sales and Marketing

As discussed previously, we have been unable to engage in meaningful sales lacking an EPA/CARB verification of our Fuel2 system. However, we took certain steps and negotiated agreements which provide an entry point for the sale of Fuel2 system in the continental US, South America, China and India. Since December 2003 we have:

      o We renegotiated a license agreement with BAF Technologies to facilitate the sale of our Fuel 2(TM) system to various municipalities and governmental entities in the States of New York and Texas;

      o We renegotiated a license agreement with DRV Energy to facilitate the sale of our Fuel 2(TM) system throughout the mid-United States marketplace;

      o We negotiated a license agreement with Civic Group based in Brazil to facilitate the sale of our Fuel 2(TM) system throughout South America.

      o We have entered a Memorandum of Understanding with WITCO, Inc. to commercialize our technology in China and India;

During 2005, we

      o We hired an industry-experienced Vice President, Sales and Marketing to make direct contact with prospective customers in the private sector worldwide;

      o We have launched a program trademarked No School Bus Left Behind Initiative(TM) which seeks the direct sale of our system to school systems throughout the continental United States.

Facilities

Prior to December 2003, we shared our office and work space with the technology inventor. This facility had no meaningful testing or research and development equipment. The research and development we conducted during the first six months of 2004 required us to make use of our licensee's facility in Texas.

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

Item seven - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hybrid Fuel Systems, Inc.

We have audited the accompanying balance sheets of Hybrid Fuel Systems, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuel Systems, Inc. and as of December 31, 2004 and 2003 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida

March 24, 2005 and April 1, 2005 as to Notes 1 & 11
and September 2, 2005 as to Note 2

                            HYBRID FUEL SYSTEMS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                           2004           2003
Current assets
Cash                                                   $      2,025   $          6
Accounts receivable, net of $10,000 and $0 allowance         27,005         10,953
in 2004 and 2003, respectively

Other receivables                                                --          5,395
Prepaid expenses and deposits                                 7,845             --
Inventories                                                  36,623         12,584
                                                       ------------   ------------
Total Current Assets                                         73,498         28,938

Property plant & equipment, net                               8,507         15,577
                                                       ------------   ------------
Total assets                                           $     82,005   $     44,515





             Please Read Accompanying Notes to Financial Statements

                            HYBRID FUEL SYSTEMS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                     2004            2003
                                                                 ------------    ------------
Accounts payable                                                 $    120,980    $    166,734
Accounts payable in settlement                                        121,956         121,956
Debt in litigation                                                    109,868         109,868
Due to related parties                                                  7,197         157,528
Due to related parties, convertible debt                               18,866         179,746
Debt in default                                                       123,272         123,272
Convertible debt in default                                            78,200         283,200
Sales and payroll taxes payable                                       130,094         245,245
Other current liabilities                                              42,825          68,650
                                                                 ------------    ------------
 Total current liabilities                                            753,258       1,456,199

Redeemable securities                                                      --         530,000

                              SHAREHOLDERS' DEFICIT

Shareholders' deficit

Preferred A stock ( .01 par value; 42,215 shares authorized;              422             422
42,215 shares issued and outstanding) (liquidation preference
                                                                                 $      8,021)

Preferred B stock ( .01 par value; 954,563 shares authorized;           1,952           1,952
195,209 shares issued and outstanding) (liquidation preference

Common stock ($.001 par value; 150,000,000 and 95,000,000
shares authorized respectively; 65,509,843 and 12,163,646
shares issued and outstanding, respectively)                           65,510          12,164
Additional paid-in capital                                          8,677,270       3,987,712
Deferred Compensation                                                (500,000)
Accumulated deficit                                                (8,916,407)     (5,943,934)
                                                                 ------------    ------------

  Total shareholders' deficit                                        (671,253)     (1,941,684)
                                                                 ------------    ------------

   Total liabilities and shareholders' deficit                   $     82,005    $     44,515
                                                                 ============    ============


             Please Read Accompanying Notes to Financial Statements

                            HYBRID FUEL SYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    2004            2003
REVENUES
Revenue from product sales and related income   $    138,724    $    231,269

Cost of product sales                                 59,388          75,915
                                                ------------    ------------
Gross profit                                          79,336         155,354
                                                ------------    ------------

EXPENSES
Operating expenses
Consulting fees                                      410,183         203,859
Research and development                             130,814              --
Compensation                                       1,415,576         110,013
Other operating expenses                             156,472         201,817
                                                ------------    ------------
Total expenses                                     2,113,045         515,689
                                                ------------    ------------
Loss from operations                              (2,033,709)       (360,335)

Other expenses (income)
Inventory obsolescence                                    41          11,186
Settlements                                          (17,911)          9,227
Interest expense                                     968,041         169,448
Other income                                         (11,407)         (1,375)
                                                ------------    ------------
(Income) loss from other expenses                    938,764         188,486

Net loss                                          (2,972,473)       (548,821)

Basic and diluted loss per share                $      (0.12)   $      (0.05)

Basic and diluted weighted average number of
common shares outstanding                         23,857,093      12,054,742



             Please Read Accompanying Notes to Financial Statements

                               HYBRID FUEL SYSTEMS

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                 Preferred Stock                              Common Stock
                                                 ---------------                               ------------
                               Shares         Amount         Shares         Amount
                              Series A       Series A       Series B       Series B        Shares         Amount
                            ------------   ------------   ------------   ------------   ------------   ------------
 Balance Dec 31, 2002             45,215   $        422        195,209   $      1,952     11,963,646   $     11,964
Amorization of Debt
Discount
 Stock issued for                                                                            100,000            100
  legal settlement
 Issuance of stock
   for conversion of note                                                                    100,000            100
 Net loss                             --             --             --             --             --             --
                            ------------   ------------   ------------   ------------   ------------   ------------
Balance  Dec 31, 2003             45,215   $        422        195,209   $      1,952     12,163,646   $     12,164
                            ------------   ------------   ------------   ------------   ------------   ------------
Redemption termination
Amorization of Debt
Discount
Common Stock Issued:
Debt                                                                                       3,450,000          3,450
Compensation                                                                               3,983,351          3,983
Services                                                                                     150,000            150
Warrants                                                                                   1,550,000          1,550
Cash                                                                                         300,000            300
Convertible debt                                                                           2,570,000          2,570
Deferred compensation                                                                     11,900,000         11,900
Management fees                                                                            3,004,338          3,004
Related party debt                                                                        26,438,508         26,439
 Net loss                             --             --             --             --             --             --
                            ------------   ------------   ------------   ------------   ------------   ------------
Balance Dec 31, 2004        $     42,215   $        422   $    195,209   $      1,952     65,509,843   $     65,510
                            ============   ============   ============   ============   ============   ============

                                                                             Total
                            Paid-In         Deferred      Accumulated    Shareholders'
                            Capital       Compensation      Deficit         Deficit
                          ------------    ------------   ------------    ------------
 Balance Dec 31, 2002     $  3,832,912                   $ (5,395,113)   $ (1,547,863)
Amorization of Debt
Discount                                                                      135,000
 Stock issued for              135,000                                         10,000
  legal settlement               9,900
 Issuance of stock
   for conversion of note                                                      10,000
                                 9,900
 Net loss                                                    (548,821)       (548,821)
                          ------------    ------------   ------------    ------------
Balance  Dec 31, 2003     $  3,987,712    $         --   $ (5,943,934)   $ (1,941,684)
                          ------------    ------------   ------------    ------------

Amorization of Debt
 Discount                      960,000                                        960,000
Redemption termination         530,000                                        530,000
Common Stock Issued:
Debt                           148,681                                        152,131
Compensation                   515,853                                        519,836
Services                        17,850                                         18,000
Warrants                       213,900                                        215,450
Cash                            49,700                                         50,000
Convertible debt               221,769                                        224,339
Deferred compensation          583,100        (500,000)                        95,000
Management fees                417,603                                        420,607
Related party debt           1,031,102                                      1,057,541
Net Loss                            --              --     (2,972,473)     (2,972,473)
                          ------------    ------------   ------------    ------------
December 31, 2004            8,677,270    $   (500,000)    (8,916,407)       (671,253)
                          ------------    ------------   ------------    ------------

             Please Read Accompanying Notes to Financial Statements

                            HYBRID FUEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                     2004            2003
                                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $ (2,972,473)   $   (548,821)
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation                                                                       10,271           9,804
Amortization of Debt Discount                                                         960,000         135,000
Warrants for services and warrant modification                                        213,900              --
    Common stock issued for settlement of debt                                             --          10,000
    Common stock issued for legal services                                             18,000              --
    Common stock issued for compensation                                              519,836              --
    Common stock issued for management fees                                           420,607              --
 Change in operating assets and liabilities
    Accounts receivable                                                               (16,052)            243
    Inventory                                                                         (24,039)          6,951
    Accounts payable                                                                  (45,753)         24,852
    Accrued tax settlement                                                              5,000              --
    Accrued expenses                                                                   (4,848)         29,296
    Related party payable                                                                  --         106,144
    Deferred compensation                                                             100,000              --
    Prepaid and deposits                                                                7,845              --
                                                                                 ------------    ------------
          Net cash provided (used) by operating activities                           (807,706)       (226,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of leasehold improvements                                                 (3,200)             --
                                                                                 ------------    ------------
          Net cash provided (used) by investing activities                             (3,200)             --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans to employees                                                                        --          (3,756)
 Loans from related parties                                                           896,660         179,746
 Payments on notes payable                                                                 --         (49,600)
 Payments on settlement                                                               (15,006)             --
 Proceeds from convertible debt                                                            --         100,000
 Payments on tax settlement                                                          (120,279)             --
 Proceeds from the sale of common stock                                                50,000
 Proceeds from the exercise of warrants                                                 1,550              --
                                                                                 ------------    ------------
          Net cash provided (used) by financing activities                            812,925         226,390
                                                                                 ------------    ------------

Net decrease in cash and cash equivalents                                               2,019            (141)
Beginning cash and cash equivalents                                                         6             147
                                                                                 ------------    ------------
Ending cash and cash equivalents                                                 $      2,025    $          6
                                                                                 ============    ============


             Please Read Accompanying Notes to Financial Statements

                        HYBRID FUEL SYSTEMS, INC.

                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                               (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                        $       --   $    9,517

Non-Cash investing and financing activities:

Common stock issued for settlement of debt                    $  152,131   $   10,000

Common stock issued for conversion of convertible note        $  224,339   $   10,000

Common stock issued for compensation                          $  512,023   $       --

Common stock issued for services                              $   18,000   $       --

Common stock issued for warrants exercised and modification   $  215,450   $       --

Common stock issued for deferred compensation liability       $  595,000   $       --

Common stock issued for related party debt                    $1,057,541   $       --

Common stock issued for management fees                       $  420,607   $       --

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

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses : The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Long-Term Obligations : The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2004 and 2003, the Company did not have any long-term obligations.

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

NOTE 2 RESTATEMENTS

Deferred related party compensation

The Company has an employment agreement with White Knight (WK) in which to executive officers of WK will serve as the principal executive officers of the Company for a period of two years beginning in September 2004. Compensation related to this agreement provided for a total of $25,000 per month (inclusive for both executives) to be paid exclusively through the issuance of restricted common stock with an equivalent value. The common stock issued for the compensation will vest quarterly in advance.

As of December 31, 2004, the Company had issued approximately 12,000,000 shares of common stock related to the total compensation of $600,000. The Company recorded an asset for the deferred related party compensation, which was reduced by the amortization of $100,000 to compensation expense. After further analysis, it was determined that the deferred related party compensation should be classified as an equity transaction and was reclassified to such in the amended filing.

Convertible Debt

White Knight (WK) has provided financing to the Company since the last quarter of 2003. The agreement to this financing, in addition to WK providing management services to our company, was that nay of the debt financing provided by WK could be repaid in common shares at a conversion rate of $0.04 per share. The conversion rate was determined at the time the Company's stock was trading at $0.03 per share.

Due to the conversion feature, of the debt financing, the Company has restated the financial statements for the amortization of the calculated debt discount for the years ended December 31, 2004 and 2003.

The effect of the restatement was to increase interest expense at December 31, 2003 by #135,000 for the amortization of the debt discount. As of December 31, 2004, the amortization of debt discount to interest expense was $960,000. The amortization of the debt discount reflected a non-cash expense for the embedded conversion feature of the debt agreement.

NOTE 3 OPERATING LEASES

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

NOTE 4 RELATED PARTY TRANSACTIONS

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

The Company receives financing from White Knight SST, Inc., (WK). WK is a major stockholder and has officers who serve in management positions for the Company. Per our agreement with WK, any funding provided by WK is to be repaid in common shares of stock at a conversion price of $0.04 per share. The conversion price was agreed upon when the Company's stock was trading at $0.03 per share.

During the year ended December 31, 2004, a total of approximately $1.1 million was received as financing from WK and approximately 26,400,000 shares of common stock was issued for conversion of outstanding debt due to WK during the year then ended.

Due to the convertible nature of the advances, the Company has calculated the embedded conversion benefit for each period of advances, in accordance with EITF 00-27 and recorded the debt discount applicable to each period. For the years ended December 31, 2004 and 2003, the Company calculated the intrinsic value between the per share conversion price of $0.04 and the average stock closing price for each quarter in the year. If the calculated debt discount exceeded the current period advances, the debt discount was limited to the actual debt financing received for that period in accordance with EITF 00-27. The Company amortized a total of $960,000 and $135,000 debt discount to interest expense for the years ended December 31, 2004 and 2003, respectively. The amortization of the debt discount reflected a non-cash expense for the embedded conversion feature of the debt agreement. Since there is no stated redemption date, the discount is being amortized during the periods in which the advances were made.

During the year ended December 31, 2004, the Company also had an employment agreement with WK to provide executive management services to the Company. WK's two principal executive officers serve as the Company's President, CEO, Director and as Chairman of the Board for a period of two years. Compensation is paid exclusively through the issuance of restricted common stock equal to a cash value of $25,000 per month total for the services of both executives. The common stock issued pursuant to the agreement vests on a quarterly basis in advance. During the year ended December 31, 2004, the Company issued approximately 12,000,000 shares of common stock for the total $600,000 compensation due. As of December 31, 2004, the Company had amortized $100,000 of the deferred related party compensation to the compensation expense.

NOTE 5 PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2004 and 2003, property, plant and equipment, net consist of the following:

                                                       2004            2003

Machinery and equipment                           $     63,652    $     63,651
 Furniture, fixtures and equipment                $      7,461    $      7,461
 Vehicles                                         $     41,336    $     46,336
 Leasehold improvements                           $      3,200    $      5,775
 Less accumulated depreciation and amortization   $   (107,142)   $   (107,646)

 Total                                            $      8,507    $     15,577

Depreciation expense charged to operations was $10,471 and $9,804 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004 and 2003 are as follows:

                                                          2004            2003

Current income tax expense (benefit)                  $         --    $         --
Deferred income tax expense (benefit) net operating
  loss carryforward                                       (746,834)       (287,490)

Change in valuation allowance                             (746,834)       (287,490)

     Income tax expense (benefit)                     $         --    $         --

Income taxes for the years ended December 31, 2004 and 2003 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the change in the valuation allowance.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $6,658,867 available to offset taxable income through 2025


                            2004                2003

Net operating loss     $  2,463,780       $   1,716,946
carryforwards

Valuation allowance    $  2,463,780       $   1,716,946

NOTE 7 DEBT IN DEFAULT

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

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


                             2004             2003

Payroll and sales
 taxes                  $    85,588      $  162,739
Penalties and
 interest               $    44,506      $   82,506

                        $   130,094      $  245,245

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

The following table summarizes the Company's warrant activity:


                                             Number of          Weighted Average
                                              Warrants           Exercise Price

Balance as of December 31, 2002               1,935,000                 0.7
              Additions
              Exercised
             Expirations                       -352,500               -0.94

Balance as of December 31, 2003               1,582,500           $    0.58
Modifications                                 1,395,000
Exercised                                     1,550,000
Expired                                        (565,000)
Balance as of December 31, 2004                  862,500          $    0.57


                     Warrants           Outstanding                             Warrants          Exercisable

                Number Outstanding       Weighted           Weighted            Warrants            Weighted
                                          Average           Average          Exercisable at         Average
                                         Remaining          Exercise                                Exercise
                                     Contractual Life        Price
Range of            12/31/2004            (years)          12/31/2004          12/31/2004            Price
Exercise
Prices
$.50 - $1.00            862,500               0.90      $       0.57               862,500     $        0.57


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

                                    PART III

Item nine - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name        Age  Position/Office Held

John        56   Chairman of the Board of Directors
Stanton
Mark Clancy 49   Chief Executive Officer, Chief Financial Officer
                 Director

John Stanton - Chairman of the Board of Directors . Since December 23, 2003, John Stanton has served as our Chairman of the Board of Directors . Mr. Stanton is also the Chief Executive Officer and Chairman of the Board of Directors of White Knight. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products Corporation. Mr. Stanton has served as Chairman and President of several public and private companies. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. Mr. Stanton worked with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton is a lifetime resident of Tampa, Florida.

Mark Clancy - Chief Executive Officer and Director . Since December 23, 2003, Mark Clancy has served as our Chief Executive Officer and our Chief Financial Officer and as a Director . Mr. Clancy is also the President of White Knight SST, Inc., a publicly-traded company and the Chief Executive Officer of White Knight Strategies, Inc. Mr. Clancy founded White Knight Strategies during December 2001 and was acquired by White Knight SST during December 2003 . Since April 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly-traded EarthFirst Technologies, Inc.. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982. Mr. Clancy holds a Bachelors Degree from the University of South Florida and is a lifetime member of various academic honor societies including Phi Theta Kappa, Phi Alpha Theta and USF Arts and Sciences Honor Society. Rule 406 Code Of Ethics

The Company has adopted a Code of Ethics and has posted our Code of Ethics on our internet web site at hybridfuelsystems.com. Our Code of Ethics applies to all our employees and those doing business with our Company and specifically applies to our Chief Executive Officer, Chief Financial Officer and all persons serving in similar capacities.

Item 10 - Executive Compensation

Executive Compensation

None of the Company's employees have earned $100,000 per year during 2003 and 2004. Our current Chief Executive Officer and Chief Financial Officer are provided by White Knight.

                                                                                        Long term compensation

                                                    Other annual
                                                    compensation
Name and                                                    ($)
Principal                        Year
Position
                                                                                              Securities               All other
                                       Annual                               Restricted        underlying               compensation
                                    Compensation                            Stock Awards      options         LTIP

                                 Salary   Bonus                                               SARs            Payouts
                                 ($)      ($)                                ($)              (#)             ($)         ($)
Clancy,                 2003     0        0         0                       0                   0               0           0
Mark

CEO/CFO

                        2004     0        0         0                       $335,000 (1)        0               0           0

Stanton,                2003     0        0         0                       0                   0               0           0
John

Chairman

                        2004     0        0         0                       $335,000 (1)        0               0           0


(1) Messrs. Clancy and Stanton each received a total of 750,000 restricted common shares as an employee bonus and 5,950,000 restricted common shares in fulfillment of a two year employment agreements with our Company.

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


Name and Address                          Number of               Percent
                                        Owner Shares              of Class
of Beneficial


John Stanton                                19,471,948                24%
Chairman of the Board
Frank Davis                                 1,708,000                 2.11%
Chief Technical Consultant
Mark Clancy                                 11,101,035                13%
Chief Executive Officer
Director
White Knight SST, Inc. 1                    20,000,000                24.7%
Officers & Directors as a group             32,280,983                40%

(1) White Knight SST, Inc. is a publicly-traded company of which Mr. Stanton owns approximately 92% and Mr. Clancy owns approximately 3%.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 8th day of September, 2005.

                            Hybrid Fuel Systems, Inc.

                        By: /s/ Mark Clancy
                            Mark Clancy
                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 8, 2005.

/s/ John Stanton        Chairman of the Board of Directors
John Stanton

/s/ Mark Clancy         Chief Executive Officer (Principal Executive Officer)
Mark Clancy             and Chief Financial Officer (Principal Financial
                        Officer) and Director