Form 10QSB/A
period 2005-03-31
Hybrid Fuel Systems
filed 2005-09-08
CIK 1107955

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

                            HYBRID FUEL SYSTEMS, INC.
                MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB/A

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

Item 1.   Financial Statements (Unaudited)                                     3

Consolidated Balance Sheets                                                    3

Statements of Operations                                                       4

Statements of Cash Flows                                                       5

Notes to Financial Statements                                                  6

Special Note Regarding Forward Looking Statements

Item 2.   Management's Discussion and Analysis or Plan of Operations          11

Item 3.   Controls and Procedures                                             12

PART II - OTHER INFORMATION                                                   13

Item 1.   Legal Proceedings                                                   13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            13

SIGNATURES                                                                    14

PART I - FINANCIAL INFORMATION

                            HYBRID FUEL SYSTEMS, INC.
                           Consolidated Balance Sheets
           For the three month period ended March 31, 2005 (unaudited)
             and the annual period ended December 31, 2004 (audited)

                                                             March 31,        December 31,
                                                               2005               2004
                                                            (Unaudited)         (Audited)
                                                          ---------------    ---------------
                                     ASSETS
Current Assets
Cash-Operating                                            $         3,831    $         2,025
Accounts Receivable net of
  $10,000 allowance, respectively                                  33,760    $        27,005
Prepaid expenses and deposits                                      83,287    $         7,845
Inventory                                                          42,694    $        36,623
                                                          ---------------    ---------------

Total current assets                                              163,572    $        73,498

Property Plant & Equipment, net                                    68,019    $         8,507
                                                          ---------------    ---------------

Total assets                                              $       231,591    $        82,005
                                                          ===============    ===============

                                   LIABILITIES

Accounts Payable                                          $       133,418    $       120,980
Accounts Payable in Settlement                                    121,956    $       121,956
Debt in Litigation                                                109,868    $       109,868
Due to Related Parties                                              7,000    $         7,197
Due to Related Parties - Convertible Debt                              --    $        18,866
Debt in Default                                                   103,272    $       123,272
Convertible Debt in Default                                        78,200    $        78,200
Sales and Payroll taxes payable                                   122,427    $       130,094
Other current Liabilities                                          41,940    $        42,825
                                                          ---------------    ---------------

Total current liabilities                                 $       718,081    $       753,258

                              SHAREHOLDERS' DEFICIT

Preferred Stock - A (.01 par value) 42,215
  shares authorized; 42,215 issued and
  outstanding (liquidation preference $8,021)                         422    $           422
Preferred Stock - B (.01 par value) 954,563
  shares authorized; 195,209 shares issued
  and outstanding.  (liquidation preference $1,002,291)             1,952    $         1,952
Common Stock (.001 par value) 150,000,000 and
  95,000,000 shares authorized; 83,354,981
  and 65,509,843 shares issued and outstanding,
  respectively                                                     83,355    $        65,510
Additional Paid-in Capital                                      9,984,738    $     8,677,270
Deferred Compensation                                            (425,000)          (500,000)
Receivable - Related Parties                                      (72,248)                --
Accumulated Deficit                                           (10,059,709)   $    (8,916,407)
                                                          ---------------    ---------------
    Total Shareholders' Deficit                           $      (486,490)   $      (671,253)
                                                          ---------------    ---------------
Total liabilities and Shareholders' Equity                $       231,591    $        82,005
                                                          ===============    ===============

                           HYBRID FUEL SYSTEMS, INC.
                             Statement of Operations
                        For the three months period ended
                        March 31, 2005 and March 31, 2004
                                   (unaudited)

                                       March 31, 2005    March 31, 2004
                                        (Unaudited)        (Unaudited)
                                      ---------------    ---------------
REVENUES

Product Sales
Revenue                               $        18,163    $        80,092
Cost of sales                         $       (10,832)   $       (19,487)
                                      ---------------    ---------------

Gross Profit                          $         7,331    $        60,605

EXPENSES
Operating Expenses
Consulting                            $       168,187    $        43,457
Research and Development              $        41,647    $        16,090
Compensation                          $       362,830    $        70,199
Other                                 $        67,424    $        36,086
                                      ---------------    ---------------

Total expenses                        $       640,088    $       165,832
                                      ---------------    ---------------

Loss from operations                  $      (632,757)   $      (105,227)
                                      ===============    ===============

Other expenses
  Interest expense                    $       513,182    $       251,367
  Other income                        $        (2,637)   $             0
                                      ---------------    ---------------
Other expenses                        $       510,545    $       251,367
                                      ---------------    ---------------

Net (loss)                            $    (1,143,302)   $      (356,594)

Preferred stock dividends             $             0    $             0

Net loss available to common shares   $    (1,143,302)   $      (356,594)

Basic and diluted weighted
average common shares outstanding          75,893,482         12,163,646

Basic and diluted (loss) per share    $         (0.02)   $         (0.03)
                                      ===============    ===============

                            HYBRID FUEL SYSTEMS, INC.
                             Statement of Cash Flows
              For the three months period ended March 31, 2005 and
                           March 31, 2004 (unaudited)

                                                                      March 31,         December 31,
                                                                         2005              2004
                                                                     (Unaudited)        (Unaudited)
                                                                   ---------------    ---------------
                CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                           $    (1,143,302)   $      (356,594)
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities
                Common stock issued for services                   $       151,000    $             0
                Depreciation                                       $         3,106    $         2,404
                Deferred compensation Related Party                $        75,000    $            --
                Amortization of Debt Discount                      $       510,957    $       249,052

change in operating assets and liabilities
                Accounts Receivable                                $        (6,755)   $       (58,346)
                Inventory                                          $        (6,071)   $        (6,555)
                Prepaid expenses                                   $       (75,442)   $            --
                Accounts payable                                   $        (4,112)   $       (29,805)
                Accrued liabilities                                $        (8,553)   $        (5,661)
                                                                   ---------------    ---------------
     Net cash provided (used) by operating activates               $      (504,172)   $      (205,505)

                CASH FLOWS FROM INVESTING ACTIVITIES
                Purchase of Equipment                              $       (46,067)   $            --
                                                                   ---------------    ---------------
     Net cash provided (used) by investing activities              $       (46,067)   $            --

                CASH FLOWS FROM FINANCING ACTIVITIES
                Loans from related parties                         $       551,895    $       249,052
                Proceeds from exercise of warrants                 $           150    $            --
                                                                   ---------------    ---------------
     Net cash provided (used) by financing activities              $       552,045    $       249,052

                Cash Balance End of Period                         $         3,831    $        43,553
                Cash Balance at Beg of Period                      $         2,025    $             6
                                                                   ---------------    ---------------

                Net increase (decrease) in cash                    $         1,806    $        43,547

                Supplemental Disclosure of Cash Flow Information

                Cash paid during the year for interest             $            --    $            --
                                                                   ===============    ===============
                Common stock inssued for services and
                  conversion of debt to related parties            $       151,000    $            --
                                                                   ===============    ===============
                Amortization of Common Stock issued
                  for deferred compensation                        $        75,000    $            --
                                                                   ===============    ===============
                Amortization of Debt Discount                      $       510,987    $       249,052
                                                                   ===============    ===============


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

During the quarter ended March 31, 2005, approximately $590,000 of outstanding debt due to WK had been converted into approximately 14,700,000 shares of common stock.

In addition, the Company had a receivable from WK in the amount of $72,248 from the issuance of 1,806,196 common shares during the quarter ended March 31, 2005. During the quarter ended June 30, 2005, WK advanced a total of $200,000 to the Company, of which $72,248 represented the related party receivable from the prior period.

Due to the convertible nature of the advances, the Company has calculated the embedded conversion benefit for each period of advances, in accordance with EITF 00-27 and recorded the debt discount applicable to each period. For the quarter ended March 31, 2005, the Company calculated the intrinsic value between the per share conversion price of $0.04 and the average stock closing price for each quarter in the year. If the calculated debt discount exceeded the current period advances, the debt discount was limited to the actual debt financing received for that period in accordance with EITF 00-27. The amortization of the debt discount reflected a non-cash expense for the embedded conversion feature of the debt agreement. Since there is no stated redemption date, the Company amortized a debt discount of $510,957 for the quarter ended March 31, 2005.

The Company also had an employment agreement with WK to provide executive management services to the Company. WK's two principal executive officers serve as the Company's President, CEO, Director and as Chairman of the Board for a period of two years. Compensation is paid exclusively through the issuance of restricted common stock equal to a cash value of $25,000 per month total for the services of both executives. The common stock issued pursuant to the agreement vests on a quarterly basis in advance. During the year ended December 31, 2004, the Company issues approximately 12,000,000 shares of common stock for the total $600,000 compensation due. As of December 31, 2004, the Company had amortized $100,000 of the deferred related party compensation to the compensation expense. For the quarter ended March 31, 2005, the Company amortized $75,000 of deferred related party compensation related to this amount.

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

Our current assets increased 122% from $73,498 at the year ended December 31, 2003 to $163,572 for the three months period ended March 31, 2005 and during this same period our total assets increased by approximately 182% from $82,005 to $231,591. Current and total liabilities during this period decreased by 5% from $753,258 at the year ended December 31, 2004 to $718,081 at March 31, 2005. The decrease in liabilities is principally the result of a conversion of debt financing provided by White Knight. Our Shareholders' Deficit decreased during this three month period from $(671,253) at the year ended December 31, 2004 to (486,490) at March 31, 2005 primarily due to a 7% increase in additional paid in capital.

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

In comparing the periods ended March 31, 2004 and 2005, our revenue and gross profits decreased by 77% and 88%, respectively from $80,092 and $60,605 to $18,163 and $7,331. Pending our CARB certification which is discussed elsewhere in this report, our systems are only eligible for sale through State and Federal grant programs. The decrease in revenues and gross profits during this period were principally due to a decline in grant financing. Comparing these two periods, our expenses increased 285% from $165,832 for the three month period ended March 31, 2004 to $640,088 for the period ended March 31, 2005. However, approximately $151,000 or 24% are non-cash expenses relates to the issuance of shares for services, consultants and settlements. Our net loss for the three months period increased from $(356,594) for the three months ended March 31, 2004 to $(1,143,302) for the three month period ended March 31, 2005. The increase in our net loss for this comparative period was principally the result of an increase in our interest expense from $2,315 at March 31, 2004 to $513,182 for the same period ended March 31, 2005. White Knight (WK) has provided financing to the Company since the last quarter of 2003. The agreement to this financing, in addition to WK providing management services to our company, was that any of the debt financing provided by WK could be repaid in common shares at a conversion rate of $0.04 per share. The conversion rate was determined at the time the Company's stock was trading at $0.03 per share.

Due to the conversion feature, of the debt financing, the Company has restated the financial statements for the amortization of the calculated debt discount for the years ended December 31, 2004 and 2003.

The effect of the restatement was to increase interest expense at December 31, 2003 by $135,000 for the amortization of the debt discount. As of December 31, 2004, the amortization of debt discount to interest expense was $960,000. The amortization of the debt discount reflected a non-cash expense for the embedded conversion feature of the debt agreement.

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

                                       Hybrid Fuel Systems, Inc.


                                       By: /s/ MARK CLANCY
                                           ------------------------------
                                           Mark Clancy
                                           Chief Executive Officer,
                                           Chief Financial Officer

Date: September 8, 2005