Form 10KSB/A
period 2004-12-31
Hybrid Fuel Systems
filed 2005-09-27
CIK 1107955

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

Extraordinary items which will impact our cash include a one-time fee payable to our Licensor in the amount of $250,000, an estimated $100,000 toward finalizing our new facility in PeachTree City, an estimated $150,000 for equipment purchasing as well as an approximately $80,000 debt in default with PeachTree bank.

Based on the cash we receive from the financing, minus the extraordinary commitments cited above, taken together with income from the sales of our Fuel2 system, we believe we can meet all our obligations for the foreseeable future. Although we have no written agreement in place, any short falls we encounter in our cash will be provided by our principals. For example, we are required to make a $101,000 payment towards the build-out of our facility in PeachTree City no later than Monday, September 26, 2005. Our principals have made these funds available to ensure we do not miss this payment deadline. In the event that our principals are not able to provide such financing as needed, we will have to seek additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The financial statements referred to above have been restated for the correction of an error. The statements did not originally include an amortization of embedded discount for a conversion feature of convertible debt which has been reflected in the restated financial statements. See footnote 2.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuel Systems, Inc. and as of December 31, 2004 and 2003 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida

March 24, 2005 and April 1, 2005 as to Notes 1 & 12
and September 2, 2005 as to Note 2

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

Going Concern:

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

The restatement was required to correct an error. Previously, we did not include an amortization of embedded discount for a conversion feature of convertible debt which has been reflected in the restated financial statements. The restatement had the effect of increasing the loss per share for December 31, 2003 and 2004 by $0.02 and $0.04, respectively.

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

NOTE 9 STOCK OPTIONS

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


NOTE 10 SHAREHOLDERS' EQUITY

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

NOTE 11 - CONCENTRATION OF CREDIT RISK

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

NOTE 12 SUBSEQUENT EVENT

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 27th day of September, 2005.

                            Hybrid Fuel Systems, Inc.

                        By: /s/ Mark Clancy
                            Mark Clancy
                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 27, 2005.

/s/ John Stanton        Chairman of the Board of Directors
John Stanton

/s/ Mark Clancy         Chief Executive Officer (Principal Executive Officer)
Mark Clancy             and Chief Financial Officer (Principal Financial
                        Officer) and Director