Form 10QSB/A
period 2005-03-31
Hybrid Fuel Systems
filed 2005-09-27
CIK 1107955

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

                                                                      March 31,          March 31,
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

NOTE 7 - RESTATEMENT

The restatement was required to correct two errors. Previously, we did not include an amortization of embedded discount for a conversion feature of convertible debt which has been reflected in the restated financial statements. The restatement had the effect of increasing the loss for March 31, 2004 and 2005 by $249,052 and $510,956, respectively. It had the effect of increasing loss per share for March 31, 2004 and 2005 by $0.01 and $0.02, respectively. It increased the loss per share for December 31, 2003 and 2004 by $0.02 and $0.04, respectively. In addition, we previously treated debt as outstanding which had been converted into shares of our common stock.

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

Date: September 27, 2005