Form 10QSB/A
period 2005-06-30
Hybrid Fuel Systems
filed 2005-09-27
CIK 1107955

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 QSB/A

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

                        Commission File Number: 333 33134

                            HYBRID FUEL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Georgia                                 58 2267238
             -------                                 ----------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)

                    12409 Telecom Drive, Tampa, Florida 33637
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 979 9222
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Exchange Act). Yes [__] No [XX]

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

                               HYBRID FUEL SYSTEMS
                              Report on Form 10QSB
                       for the period ended June 30, 2005

                                     PART I

Item 1 - Financial Statements

         Consolidated Balance Sheet for the six month period
         ended June 30, 2005 and the annual period ended
         December 31, 2004                                                     2

         Statement of Operations for the three and six months
         periods ended June 30, 2005 and 2004                                  3

         Statement of Cash Flows for the three and six month
         periods ended June 30, 2005 and 2004                                  4

         Notes to Financial Statements                                       5-9

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Item 3 - Controls and Procedures                                              13

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

Item 4.  Submission of Matters to a Vote of Security Holders 13

Item 5.  Other Information 13

Item 6.  Exhibits 13

                            HYBRID FUEL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
For the Six Months Period Ended June 30, 2005 (unaudited) and annual period ended December 31, 2004 (audited)

                                     ASSETS

                                                       June 30,     December 31,
                                                         2005          2004
                                     ASSETS          (unaudited)     (audited)
                                                     -----------    -----------
Current Assets
   Cash                                              $    26,068    $     2,025
   Accounts Receivable, net                          $    52,065    $    27,005
   Deposit on Acquisition                            $   200,000    $        --
   Prepaid expenses and deposits                     $    79,360    $     7,845
   Other Assets                                      $     9,571    $        --
   Inventory                                         $    53,800    $    36,623
                                                     -----------    -----------
Total current assets                                 $   420,864    $    73,498
Property Plan & Equipment, net                       $    71,934    $     8,507
                                                     -----------    -----------
Total Assets                                         $   492,798    $    82,005
                                                     ===========    ===========

                                   LIABILITIES

Current Liabilities
   Accounts Payable                                  $   147,638    $   120,980
   Accounts Payable in settlement                    $    81,956    $   121,956
   Debt in litigation                                $   109,868    $   109,868
   Due to Related Parties                            $        --    $     7,197
   Due to Related Parties - Convertible Debt         $   127,752    $    18,866
   Notes Payable - Current                           $   300,000    $        --
   Notes Payable - Discount on Debt                  $  (262,500)   $        --
   Debts in Default                                  $   109,536    $   123,272
   Convertible Debt in Default                       $    78,200    $    78,200
   Sales and Payroll Taxes Payable                   $    93,794    $   130,094
   Other Current Liabilities                         $    48,334    $    42,825
                                                     -----------    -----------
Total current liabilities                            $   834,578    $   753,258
Long-Term Liabilities
   Notes Payable - Long Term                         $   300,000    $        --
   Discount on debt                                  $  (262,500)   $        --
                                                     -----------    -----------
Total Long-Term Liabilities                          $    37,500    $        --
                                                     -----------    -----------
Total Liabilities                                    $   872,078    $   753,258

                              SHAREHOLDERS' DEFICIT

Shareholders'  Deficit
Preferred Stock - A (.01 par value) 42,215           $       422    $       422
   shares authorized; 42,215 issued and
   outstanding (liquidation preference $8,021)
Preferred Stock - B (.01 par value) 954,563          $     1,952    $     1,952
   shares authorized; 195,209 shares issued and outstanding. (liquidation preference

Common Stock (.001 par value) 150,000,000            $    83,355    $    65,510
   shares authorized; 83,354,981 and 65,509,843
   shares issued and outstanding, respectively
   Additional Paid-In Capital                        $ 10,784,738   $ 8,677,270
   Deferred Compensation                             $  (350,000)   $  (500,000)
   Accumulated Deficit                               $(10,899,747)  $(8,916,407)
                                                     -----------    -----------
Total Shareholders' Deficit                          $  (379,280)   $  (671,253)
                                                     -----------    -----------
Total Liabilities and Shareholders' Deficit          $   492,798    $    82,005
                                                     ===========    ===========

                            HYBRID FUEL SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
  For the Three and Six Months Periods Ended June 30, 2004 and 2005 (unaudited)


                                    Three Months    Three Months     Six Months      Six Months
                                       Ended           Ended           Ended           Ended
                                      June 30,        June 30,        June 30,        June 30,
                                        2005            2004            2005            2004
                                    ------------    ------------    ------------    ------------
              REVENUES
Product Sales                       $     35,574    $      9,079    $     53,737    $     89,171
Cost of product sales               $     18,175    $      8,622    $     29,007    $     28,109
                                    ------------    ------------    ------------    ------------

Gross Profit                        $     17,399    $        457    $     24,730    $     61,062

              EXPENSES

Operating Expenses
   Consulting Fees                  $     78,908    $     10,500    $    158,789    $     72,598
   Research & Development           $     38,207    $     33,648    $     79,854    $     49,738
   Compensation                     $    208,307    $    68,165     $    571,504    $    138,364
   Legal & Professional Fees        $    171,947    $     38,697    $    247,095    $     51,056
   Other operating expenses         $     62,768    $     76,776    $    142,982    $     81,862
                                    ------------    ------------    ------------    ------------
Total Operating Expenses            $    560,137    $    227,786    $  1,200,224    $    393,618
                                    ------------    ------------    ------------    ------------

Loss from operations                $   (542,738)   $   (227,329)   $ (1,175,494)   $   (332,556)
                                    ------------    ------------    ------------    ------------

Other Expenses
   Interest Expense                 $    294,664    $    237,619    $    807,846    $    488,986
   Other expenses                   $      1,739    $         --    $         --    $         --
                                    ------------    ------------    ------------    ------------

Loss from other Expenses            $    296,403    $    237,619   $     807,846    $    488,986
                                    ------------    ------------    ------------    ------------

Net Loss                            $   (839,141)   $   (464,948)   $ (1,983,340)   $  (821,542)
                                    ============    ============    ============    ============

Basic and diluted weighted            83,354,971      12,163,646      82,239,165      12,163,646
average common shares outstanding


Basic and diluted loss per share    $      (0.01)   $      (0.04)   $      (0.02)   $     (0.07)


                            HYBRID FUEL SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
 For the Three and Six Months Periods Ended June 30, 2004 and 2005 (unaudited)

                                                        Six Months     Six Months
                                                          Ended          Ended
                                                         June 30,       June 30,
                                                           2005           2004
                                                       -----------    -----------
Cash flows from operating activities
Net Loss                                               $(1,983,340)   $  (821,542)
Adjustments to reconcile net income to
   net cash provided (used) by operating activities)
     Common stock issued for services                  $   151,000
     Depreciation                                      $     8,806    $     4,807
     Amortization of Deferred Compensation             $   150,000
     Amortization of debt discount                     $   785,957    $   479,974

Change in operating assets and liabilities
     Accounts Receivable                               $   (25,060)   $   (62,196)
     Inventory                                         $   (17,177)   $    (8,034)
     Prepaid & Deposits                                $  (271,515)
     Accounts Payable                                  $    26,658    $    (8,364)
     Taxes Payable
     Accrued Liabilities                               $   (30,792)   $   (33,676)
                                                       -----------    -----------
Net Cash Provided (used) by operating activities       $(1,205,463)   $  (449,031)

Cash flows from Investing Activities
     Purchase of Equipment                             $   (72,234)
     Loan                                              $    (9,571)
                                                       -----------    -----------
Net cash provided (used) by investing activities       $   (81,805)

Cash flows from Financing Activities
     Loans from Related Parties                        $   772,093    $   479,974
     Proceeds from exercise of warrants                $       150
     Payment on related party note                     $    (7,000)
     Proceeds from notes payable                       $   600,000
     Payments on Notes payable                         $   (53,932)
                                                       -----------    -----------
Net cash provided (used) by financing activities       $ 1,311,311    $   479,974

Net increase (decrease) in cash and cash equivalents   $    24,043    $    30,943
Beginning cash and cash equivalents                    $     2,025    $         6
                                                       -----------    -----------
Ending cash and cash equivalents                       $    26,068    $    30,949

Supplement disclosure of cash flow information
Cash paid during the year for interest                 $    15,907    $        --
Common stock issued for services                       $   151,000    $        --
Amortization of Common Stock issued
   for deferred compensation                           $   150,000    $        --
                                                       ===========    ===========
Amortization on debt discount                          $   785,957    $   479,974
                                                       ===========    ===========
Stock issued for debt conversion to related party      $   663,206    $        --
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

Restatements

Convertible Debt

White Knight (WK) has provided financing to the Company starting with the last quarter of 2003. The financing is to be repaid in common shares at a conversion rate of $0.04 per share. The conversion rate was set at the time that the Company's stock was trading at $0.03 per share, in December 2003.

Since the financing includes an embedded conversion feature, the Company has restated the financial statements for the amortization of the resulting debt discount for the quarters ended June 30, 2005 and 2004, pursuant to EITF 00-27 and EITF 98-5. The debt has no stated redemption date and therefore, the discount is amortized at the time of the advances using the average price per share of the common stock for the quarter within which the advances were made versus the conversion price of $.04 per share. Previously, it was determined that the instrument was a financial derivative pursuant to EITF 00-19 and FAS 133 which basically required valuation but not interest expense treatment.

The effect of the restatement was to increase interest expense for the six month period ended June 30, 2005 by $710,957 and $479,974 for the respective period ended June 30, 2004. The amortization of the debt discount to interest expense reflected a non-cash expense for the embedded conversion feature of the debt agreement.

NOTE 2 - DEBT IN DEFAULT

The Company did not meet the original payment terms on the note payable to Peachtree National Bank through June 30, 2005. On April 1, 2005, we paid $20,000 to begin a payment plan with Peachtree National Bank which requires us to remit approximately $10,000 a month until the debt is fully repaid. During June 2005, we reached agreement with Peachtree National Bank to pay off the outstanding amount of approximately $69,000 upon receipt of the proceeds from the second traunch of financing provided by Alpha Fund. The Company is scheduled to receive the Alpha Fund financing upon the effectiveness of a registration statement relating to the securities underlying the financing.

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

NOTE 5 - RELATED PARTY

The Company receives financing from White Knight SST, Inc. (WK). WK is a major stockholder and has officers who serve in management positions for the Company. Per our agreement with WK, any funding provided by WK is to be repaid in common shares of stock at a conversion price of $0.04 per share. The conversion price was agreed upon in December, 2003, when the Company's stock was at $0.03 per share.

During the quarter ended March 31, 2005, approximately $590,000 of outstanding debt due to WK had been converted into approximately 14,700,000 shares of common stock. In addition, the Company had a receivable from WK in the amount of $72,248 from the issuance of 1,806,196 common shares during the quarter ended March 31, 2005. During the quarter ended June 30, 2005, WK advanced a total of $200,000 to the Company, of which $72,248 represented the related party receivable from the period period.

Due to the convertible nature of the advances, the Company has calculated the embedded conversion benefit for each period of advances of financing and recorded a debt discount applicable to that period, in accordance with EITF 00-27 and EITF 98-5. For the six months ended June 30, 2005, the Company calculated the intrinsic value between the per share conversion price of $0.04 and the average stocks closing price for the quarter. The calculated debt discount exceeded the current period advances and therefore, in accordance with EITF 00-27, was limited to the actual debt financing received. Since there is no stated redemption date, the Company amortized a total debt discount of $710,957 for the six months ended June 30, 2005, which represented the debt financing received from WK during that period.

The Company also has an employment agreement with WK to provide executive management services to the Company. WK's two principal executive officers serve as the Company's President, CEO, Director and as Chairman of the Board for a period two years. Compensation is paid exclusively through the issuance of restricted common stock equal to a cash value of $25,000 per month total for the services of both executives. The common stock issued pursuant to the agreement vests on a quarterly basis in advance. During the year ended December 31, 2004, the Company issued approximately 12,000,000 shares of common stock for the total $600,000 compensation due. As of December 31, 2004, the Company had amortized $100,000 of the deferred related party compensation to compensation expense. For the six months ended June 30, 2005, the Company amortized $150,000 of deferred related party compensation related to this amount.

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

Due to there being detachable warrants and a beneficial convertible feature of the note as of June 30, 2005, the Company has recorded a discount to the debt in the amount of $600,000 and will record an additional $600,000 debt discount when the Company receives the additional $600,000 of funding, in accordance with EITF Issue No. 98-5 "Accounting For Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of EITF Issue No. 98-5 To Certain Convertible Instruments". The value of the detachable warrants was determined to be $1,945,594 (assuming both draws were made on the financing) using the Black Scholes option pricing model with a volatility of 234.42 % and risk free interest rate of 4.13%. In accordance with EITF 00-27,when the calculated value of the detachable warrants exceeds the amount of the debt, the discount is limited to the amount of the debt. Since the debt is $1,200,000, the discount associated with the warrants would be limited to that amount. In the calculation of the warrants and the embedded conversion feature the warrants are to be calculated first, the entire discount is being allocated to the warrants since that exceeds the maximum discount allowed. Therefore, there is no allocation of the discount to the embedded conversion feature of the debt. The discount of $1,200,000 will then be amortized over the life of the debt which is twenty eight months or approximately $43,000 per month. As of June 30th 2005 the company received $600,000 of the $1,200,000 where the company amortized $75,000 for the three months ended.

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

NOTE 7 - SUBSEQUENT EVENTS

      Acquisition of DRV Energy

On August 11, 2005 (the "Closing Date"), we completed the closing of a Share Exchange Agreement (the "Agreement") with DRV Energy, Inc., an Oklahoma corporation ("DRV") and the sole shareholder of DRV, Sheri Vanhooser (the "DRV Shareholder") that was entered into on June 29, 2005. The purchase price for DRV Energy was $4,000,000 which was based on achieving certain revenue levels for 2005. 10% of the purchase price was to be paid in cash with 50% paid at closing and 50% payable January 1, 2006 contingent to achieving certain revenue levels and 90% of the purchase price or 11,612,903 of our common shares were delivered during August, 2005. The value of $0.31 was given to our shares for the purposes of this agreement as representing 100% of the closing bid price of our stock on June 29, 2005. Pursuant to the Agreement, we acquired all of the outstanding equity stock of DRV from the DRV Shareholder.

DRV Energy, Inc., an Oklahoma corporation ("DRV") was formed November 30, 1994 to engage in the alternative fuels industry through the sales and services of vehicle conversion system. DRV is a small volume manufacturer of EPA Certified bi-fuel and dedicated natural gas and propane turnkey conversion systems. DRV Energy also has a full service alternative fuels center with slow/fast fill stations as well as compressor installation and maintenance capabilities.

The overriding factor in our decision to acquire DRV Energy was the market-ready state of their menu of EPA-Certified conversion systems. Since inception, we have devoted our development to a heavy-duty diesel to natural gas conversion system. While we are proceeding with required EPA verifications, until that project is completed, we are unable to market our systems domestically. DRV on the other hand, is actively in the market place selling EPA certified systems. The conversion of the 71 Dallas County School System buses is an example of how combining DRV with us allows us to begin focusing on marketing and sales in conjunction with our development.

The allocation of the purchase price has not been provided due to the preliminary state of determining the fair value.

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

Our current assets increased 473% from $73,498 at the year ended December 31, 2004 to $420,864 for the six month period ended June 30, 2005 and during this same period our total assets increased by approximately 501% from $82,005 to $492,798. Total liabilities during this period increased by 16 % from $753,257 at the year ended December 31, 2004 to $872,078 at June 30, 2005. The increase in liabilities is principally the result of a convertible note obtained on April 1st 2005. Our Shareholders' Deficit decreased during this six month period from $(671,252) at the year ended December 31, 2004 to $(379,280) at June 30, 2005 primarily due to 18% increase in additional paid in capital.

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

In comparing the three month period ended June 30, 2004 and 2005, our revenue and gross profits increased by 292% and 3707%, respectively from $9,079 and $457 to $35,574 and $17,399. Pending our CARB certification which is discussed elsewhere in this report, our systems are only eligible for sale in foreign markets and through State and Federal grant programs. The increase in revenues and gross profits during this period were principally due to a grant received from New York State to BAF a licensee of Hybrid. Comparing these two periods, our operating expenses increased to 146% from $227,786 for the three months period ended June 30, 2004 to $560,137 for the period ended June 30, 2005. Our net loss for the three months period increased approximately 80% from $(464,948) for the three months ended June 30, 2004 to $(839,141) for the three month period ended June 30, 2005.

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

New marketplace developments

Before discussing the mechanical changes to our financial statements, certain overall market factors have developed since the start of 2005 that we believe will have a meaningful impact to our future operations. Our business model envisions the sale of conversion systems which allow diesel or gasoline engines to operate on alternative fuels such as natural gas and propane. In our opinion, based on our internal research, the retail pump price of diesel and gasoline have risen dramatically above levels reached during just the preceding year. Further, we are of the view that while natural gas has likewise fluctuated upwards, the gap between the price of the conventional fuel are priced higher compared to natural gas in the domestic marketplace by approximately $0.75 to $1.50 per gallon equivalent. Further, we have developed the opinion, based on our internal research, that a major contributing factor to this price gap is not so much the price of a barrel of oil, but rather, the lack of refining capacity to convert oil into gasoline, diesel and jet fuel.

Based on this assumption, we believe this gap in pricing will remain a fixture for at least a 4 to 6 year period while the world increases refining capacity. The primary shift to our business model is the previously, a "sale" of a conversion system was not an economic sale but rather an appeal to for the buyer to reduce pollution. In the reality of our marketplace, we have not encountered many firms or individuals willing to make the investment in a conversion system strictly for environmental purposes. With the change in fuel pricing discussed above, we now believe for the first time that we can make an economic argument for the purchase of our systems because the client can now calculate a reasonable payback period and, following conversion, the user can operate with a cheaper fuel.

Notwithstanding this change within our marketplace, we found our company unable to react to this changing dynamic because we diesel conversion system has not yet completed the required EPA/CARB certifications for sale within the domestic marketplace.

As we disclosed in a recent Form 8-K filing, we acquired DRV Energy, Inc. during July of this year. DRV Energy brought a family of EPA certified systems which we could market immediately. Further, our previous efforts have focused on strictly diesel conversions to natural gas. We are now in a position to offer either diesel or gasoline conversions and in the case of gasoline, we can convert to either natural gas or propane.

We now discuss the changes to our financial statements for the six months periods ended June 2005 compared to 2004. However, as we discussed above, the addition of the DRV family of conversion systems mean the comparative results discussed below may not be indicative of our future operating results.

Our current assets increased 229% from $128,077 at the period ended June 30, 2004 to $420,864 for the six month period ended June 30, 2005 and during this same comparative period our total assets increased by approximately 243% from $143,654 to $492,798. Total liabilities during this period decreased by 53.9% from $1,894,132 at the period ended June 30, 2004 to $872,078 at June 30, 2005.
Our Shareholders' Deficit decreased during this six month period from $(1,753,251) at the period ended June 30, 2004 to $(379,280) at June 30, 2005 primarily due to 116% increase in additional paid in capital.

Since December 2003, White Knight has provided substantially all of capital requirements. During the six month period ended June 30, 2005, we obtained financing from White Knight SST in the amount of $772,092. We have and will periodically converted amounts owed to White Knight at a conversion rate equal to $0.04 per share. This conversion rate was determined in December 2003 as our trading price at that time was $0.03 per share. White Knight does not charge interest and there is no requirement to repay amounts owed in cash. Our Chairman and Chief Executive Officer serve similar capacities with White Knight and both individuals are operating under two-year employment agreements to our Company. All conversions of White Knight debt are issued as restricted common stock and there are no registration rights.

In comparing the six month period ended June 30, 2004 and 2005, our revenue and gross profits decreased by 40% and 60%, respectively from $89,171 and $61,062 to $53,737 and $24,730. Pending our CARB certification which is discussed elsewhere in this report, our systems are only eligible for sale in foreign markets and through State and Federal grant programs. Comparing these two periods, our operating expense increased 205% from $393,618 for the six months period ended June 30, 2004 to $1,200,224 for the period ended June 30, 2005. Our net loss for the six months period increased approximately 286% from $(329,995) for the six months ended June 30, 2004 to $(1,272,384) for the six month period ended June 30, 2005.

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

Item 1 - legal Proceedings

There is no pending litigation or other proceedings against the Company.

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

Date: September 27, 2005