Form 10QSB
period 2005-09-30
Hybrid Fuel Systems
filed 2005-11-21
CIK 1107955

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 QSB/A

                                   (Mark One)

     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2005

                                       or

    [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 333 33134

                            HYBRID FUEL SYSTEMS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                      58  2267238
            -------                                      -----------
  (State  or  other  jurisdiction  of                 (I.R.S. Employer
   incorporation  or  organization)                 Identificaiton  No.)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 23, 2005, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding and 101,006,954 of its $0.001 par value common shares outstanding.

                               HYBRID FUEL SYSTEMS
                              Report on Form 10QSB
                     for the period ended September 30, 2005

                                     PART I

Item  1  -  Financial  Statements

     Consolidated Balance Sheet for the nine month period ended September 30, 2005 and the annual period ended December 31, 2004

     Statement of Operations for the three and nine month periods ended September 30, 2005 and 2004

     Statement of Cash Flows for the three and nine month periods ended September 30, 2005 and 2004

     Notes  to  Financial  Statements5-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3  -  Controls  and  Procedures

                                     PART II

     Item  1.  Legal  Proceedings

     Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use of Proceeds

     Item  3.  Defaults  Upon  Senior  Securities

     Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits



                            HYBRID FUEL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
      For the Nine Months Period Ended September 30, 2005 (unaudited) and annual period ended December 31, 2004 (audited)


                                                     September 30, 2005    December 31, 2004
                                                     --------------------  -------------------
ASSETS                                                   (unaudited)            (audited)
Current Assets
---------------------------------------------------
Cash. . . . . . . . . . . . . . . . . . . . . . . .  $             9,343   $            2,025
Accounts Receivable, net. . . . . . . . . . . . . .  $           273,770   $           27,005
Prepaid expenses and deposits . . . . . . . . . . .  $           105,688   $            7,845
Inventory . . . . . . . . . . . . . . . . . . . . .  $           152,385   $           36,623
                                                     --------------------  -------------------
Total current assets. . . . . . . . . . . . . . . .  $           541,186   $           73,498
                                                     --------------------  -------------------
Property, plant & equipment, net. . . . . . . . . .  $           353,423   $            8,507
Goodwill. . . . . . . . . . . . . . . . . . . . . .  $         4,133,484   $                -
                                                     --------------------  -------------------
Total assets. . . . . . . . . . . . . . . . . . . .  $         5,028,093   $           82,005
                                                     --------------------  -------------------
LIABILITIES
Current Liabilities
---------------------------------------------------
Accounts payable. . . . . . . . . . . . . . . . . .  $           404,168   $          120,980
Accounts payable in settlement. . . . . . . . . . .  $            81,956   $          121,956
Debt in litigation. . . . . . . . . . . . . . . . .  $           109,868   $          109,868
Advanced Deposits . . . . . . . . . . . . . . . . .  $           123,564   $
Due to related parties. . . . . . . . . . . . . . .  $           752,752   $           26,063
Notes payable - Coppermark Bank . . . . . . . . . .  $           270,182   $                -
Notes payable - current portion . . . . . . . . . .  $           300,000   $                -
Notes payable Discount on Debt. . . . . . . . . . .  $          (225,000)  $                -
Debts in default. . . . . . . . . . . . . . . . . .  $           113,963   $          123,272
Convertible debt in default . . . . . . . . . . . .  $            78,200   $           78,200
Sales and payroll taxes payable . . . . . . . . . .  $            95,681   $          130,094
Other current liabilities . . . . . . . . . . . . .  $            76,154   $           42,825
                                                     --------------------  -------------------
Total current liabilities . . . . . . . . . . . . .  $         2,181,488   $          753,258
                                                     --------------------  -------------------
Long-Term Liabilities
Notes payable - Long Term . . . . . . . . . . . . .  $            300,000   $               -
Discount on debt                                     $           (225,000)  $               -
                                                     --------------------  -------------------
Total long-term liabilities                          $             75,000   $               -
                                                                           -------------------

Total liabilities . . . . . . . . . . . . . . . . .  $         2,256,488   $          753,258

Shareholders' Deficit
---------------------------------------------------
Preferred Stock A - (.01 par value) 42,215 shares .  $               422   $              422
authorized; 42215 issued (liquidation
preference $8,021)
Preferred stock B - (.01 par value) 954,563 shares.  $             1,952   $            1,952
authorized; 195,209 shares issued (liquidation
 Preference $0.09
Common stock (.001 par value) 150,000,000 shares. .  $           101,422   $           65,510
authorized; 101,422,065 and 65,509,843 shares
outstanding, respectively
Additional paid-in capital. . . . . . . . . . . . .  $        15,256,542   $        8,677,270
Deferred Compensation . . . . . . . . . . . . . . .  $          (275,000)  $         (500,000)
Accumulated Deficit . . . . . . . . . . . . . . . .  $       (12,313,733)  $       (8,916,407)
                                                     --------------------  -------------------
Total shareholders' deficit . . . . . . . . . . . .  $         2,771,605   $          671,253
                                                     --------------------  -------------------
Total Liabilities and Shareholders' Deficit . . . .  $         5,028,093   $           82,005
                                                     ====================  ===================







                            HYBRID FUEL SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
  For the Three and Nine Months Ended September 30, 2004 and 2005 (unaudited)




                                     THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                     ENDED           ENDED           ENDED          ENDED
                                            30-SEP          30-SEP         30-SEP         30-SEP
                                              2005            2004           2005           2004
                                     --------------  --------------  -------------  -------------
Revenue . . . . . . . . . . . . . .  $     224,298   $      33,418   $    278,035   $    122,589
Cost of sales . . . . . . . . . . .       (219,001)        (22,737)      (248,008)      ( 50,846)
                                     --------------  --------------  -------------  -------------
Gross Profit. . . . . . . . . . . .  $       5,297   $      10,681   $     30,027   $     71,743

Expenses
Professional & Consulting Fees. . .  $     218,514   $      77,774   $    624,398   $    201,427
Research & Development. . . . . . .  $      18,168   $       2,751   $     98,022   $    680,492
Compensation. . . . . . . . . . . .  $     295,710   $     542,128   $    867,214   $     52,489
Other Operating Expenses. . . . . .  $     123,456   $      42,401   $    266,438   $    124,264
                                     --------------  --------------  -------------  -------------
Total Operating Expenses. . . . . .  $     655,848   $     665,054   $  1,856,072   $  1,058,672

Loss from Operations. . . . . . . .  $    (650,551)  $    (654,373)  $ (1,826,045)  $   (986,929)
                                     --------------  --------------  -------------  -------------
Interest Expense. . . . . . . . . .  $     763,353   $     636,953   $  1,571,199   $    645,965
Settlements . . . . . . . . . . . .  $               $      (5,289)                 $     (5,289)
                                     --------------  --------------  -------------  -------------
Loss from Other Expenses. . . . . .  $    (763,353)  $    (631,664)  $ (1,571,199)  $   (640,676)
                                     --------------  --------------  -------------  -------------

Net Loss. . . . . . . . . . . . . .  $  (1,413,904)  $  (1,286,037)  $ (3,397,244)  $ (1,627,605)

Basic and diluted loss per share. .  $       (0.02)  $       (0.06)  $      (0.04)  $      (0.11)

Basic and diluted weighted average.
Number of common shares outstanding     93,683,058      20,490,389     86,095,715     14,939,227




                            HYBRID FUEL SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
  For the Three and Nine Months Ended September 30, 2004 and 2005 (unaudited)


                                                       NINE MONTHS    NINE MONTHS
                                                       ENDED          ENDED
                                                       SEP 30,        SEP 30,
                                                               2005           2004
                                                       -------------  -------------
Cash flows from operating activities
Net Loss. . . . . . . . . . . . . . . . . . . . . . .  $ (3,397,244)  $ (1,627,605)
Adjustments to reconcile net income to
   net cash provided (used) by operating activities)
     Common stock issued for services . . . . . . . .       206,000
     Depreciation . . . . . . . . . . . . . . . . . .        16,857          7,212
     Amortization of Deferred Compensation. . . . . .       225,000         25,000
     Amortization of debt discount. . . . . . . . . .     1,527,957        640,000
     Common stock issued for legal services                                 18,000
     Common stock issued for compensation                                  431,439

Change in operating assets and liabilities
Accounts Receivable . . . . . . . . . . . . . . . . .      (111,870)       (21,594)
Inventory . . . . . . . . . . . . . . . . . . . . . .       (68,330)       (13,429)
Accounts Payable. . . . . . . . . . . . . . . . . . .       145,711        (13,462)
Accrued expenses & other current liabilities. . . . .       (93,701)       (96,056)
                                                       -------------  -------------

Net Cash Provided (used) by operating activities. . .    (1,549,620)      (650,495)

Cash flows from Investing Activities
     Purchase of Equipment. . . . . . . . . . . . . .      (243,841)
     Investment in DRV. . . . . . . . . . . . . . . .      (200,000)             -
                                                       -------------  -------------

Net cash provided (used) by investing activities. . .      (443,841)

Cash flows from Financing Activities
     Loans from Related Parties . . . . . . . . . . .     1,469,094        600,600
     Proceeds from sale of common stock                                     50,000
     Proceeds from exercise of warrants . . . . . . .           150
     Payments on accounts payable in settlement . . .       (40,000)
     Proceeds from notes payable. . . . . . . . . . .       600,000
     Payments on Notes Payable. . . . . . . . . . . .       (28,465)             -
                                                       -------------  -------------

Net cash provided (used) by financing activities. . .     2,000,779        650,600
                                                       -------------  -------------

Net increase (decrease) in cash and cash equivalents.         7,318            105
Beginning cash and cash equivalents . . . . . . . . .         2,025              6
                                                       -------------  -------------

Ending cash and cash equivalents. . . . . . . . . . .  $      9,343   $        111




Supplement disclosure of cash flow information
Cash paid during the year for interest. . . . . . . .  $     20,063   $      2,751

Non cash financing activities
 Expiration of redeemable securities. . . . . . . . .  $    530,000   $          -





                            HYBRID FUEL SYSTEMS, INC.
                     Notes to Unaudited Financial Statements
 for the three and nine month periods ended September 30, 2005 and September 30,
                                      2004

NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form - 10KSB as of and for the year ended December 2004 as filed with the Securities and Exchange Commission.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

Restatement  of  comparative  financial  information

     White Knight (WK) has provided financing to the Company starting with the last quarter of 2003. The financing is to be repaid in common shares at a conversion rate of $0.04 per share. The conversion rate was set at the time that the Company's stock was trading at $0.03 per share, in December 2003.

     Since the financing includes an embedded conversion feature, the Company has restated the comparative financial statements for the amortization of the resulting debt discount for the quarters ended September 30, 2004, pursuant to EITF 00-27 and EITF 98-5. The debt has no stated redemption date therefore, the discount is amortized at the time of the advances using the average price per share of the common stock for the quarter within which the advances were made versus the conversion price or $0.04 per share. Previously, it was determined that the instrument was a financial derivative pursuant to EITF 00-19 and FAS 133 which basically required valuation, but not interest expense treatment.

Concentrations

     During the quarter ending September 30, 2005 the Company had one significant Vendor. Eco Fuel Systems which makes up approximately 34.7% of purchases for the third quarter.


NOTE  3  -  DEBT  IN  DEFAULT

     The Company did not meet the original payment terms on the note payable to Peachtree National Bank through June 30, 2005. On April 1, 2005, we paid $20,000 to begin a payment plan with Peachtree National Bank which requires us to remit approximately $10,000 a month until the debt is fully repaid. During June 2005, we reached agreement with Peachtree National Bank to pay off the outstanding amount of approximately $69,000 upon receipt of the proceeds from the second traunch of financing.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

     The Company is delinquent in the payment of payroll and state sales taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of September 30, 2005 and 2004.






                            2005      2004
                         -------  --------

Payroll and sales taxes  $71,897  $142,058
Penalties and interest.   21,896    60,881
                         -------  --------

Total . . . . . . . . .  $93,793  $202,939


     During June, 2004, the Company entered a negotiated settlement with the IRS and began making monthly payments including an initial payment of $15,000 plus $5,000 a month through such date as the obligation is repaid in full.




NOTE  5  -  SHAREHOLDERS'  EQUITY

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

NOTE  6  -  RELATED  PARTY

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

     During the quarter ended September 30, 2005, $242,000 of the outstanding debt due to WK had been converted into common stock. Through the quarter ended September 30, 2005, WK advanced a total of approximately $1,400,000 to the Company.

     Due to the convertible nature of the advances, the Company has calculated the embedded conversion benefit for each period of advances of financing and recorded a debt discount applicable to that period, in accordance with EITF 00-27 and EITF 98-5. For the nine months ended September 30, 2005, the Company calculated the intrinsic value between the per share conversion price of $0.04 and the average stocks closing price for the quarter. The calculated debt discount exceeded the current period advances and therefore, in accordance with EITF 00-27, was limited to the actual debt financing received. Since there is no stated redemption date, the Company amortized a total debt discount of approximately $ 1,400,000 for the nine months ended September 30, 2005, which represented the debt financing received from WK during that period.

     The Company also has an employment agreement with WK to provide executive management services to the Company. WK's two principal executive officers serve as the Company's President, CEO, Director and as Chairman of the Board for a period two years. Compensation is paid exclusively through the issuance of restricted common stock equal to a cash value of $25,000 per month total for the services of both executives. The common stock issued pursuant to the agreement vests on a quarterly basis in advance. During the year ended December 31, 2004, the Company issued approximately 12,000,000 shares of common stock for the total $600,000 compensation due. As of December 31, 2004, the Company had amortized $100,000 of the deferred related party compensation to compensation expense. For the nine months ended September 30, 2005, the Company amortized $ 225,000 of deferred related party compensation related to this amount.

NOTE  7  -  DEBT  FINANCING

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

     Due to there being detachable warrants and a beneficial convertible feature of the note as of June 30, 2005, the Company has recorded a discount to the debt in the amount of $600,000 and will record an additional $600,000 debt discount when the Company receives the additional $600,000 of funding, in accordance with EITF Issue No. 98-5 "Accounting For Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of EITF Issue No. 98-5 To Certain Convertible Instruments". The value of the detachable warrants was determined to be $1,945,594 (assuming both draws were made on the financing) using the Black Scholes option pricing model with a volatility of 234.42 % and risk free interest rate of 4.13%. In accordance with EITF 00-27,when the calculated value of the detachable warrants exceeds the amount of the debt, the discount is limited to the amount of the debt. Since the debt is $1,200,000, the discount associated with the warrants would be limited to that amount. In the calculation of the warrants and the embedded conversion feature the warrants are to be calculated first, the entire discount is being allocated to the warrants since that exceeds the maximum discount allowed. Therefore, there is no allocation of the discount to the embedded conversion feature of the debt. The discount of $1,200,000 will then be amortized over the life of the debt which is twenty eight months or approximately $43,000 per month. As of September 30th 2005 the company received $600,000 of the $1,200,000 where the company amortized $150,000 for the nine months ended.

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

NOTE  8  -  ACQUISITION  OF  DRV  ENERGY

     On August 11, 2005 Hybrid Fuel Systems completed the closing of a Share Exchange Agreement (the "Agreement") with DRV Energy, Inc., an Oklahoma corporation ("DRV") and the sole shareholder of DRV, Sheri Vanhooser (the "DRV Shareholder") that was entered into on June 29, 2005. Hybrid issued an aggregate of 11,612,903 unregistered shares of HYFS common stock, par value $0.001 per share, and payment of $400,000 in cash with $200,000 of such payment due at or prior to the closing date and $200,000 due payable January 1, 2006. Pursuant to the Agreement, we ac quired all of the outstanding equity stock of DRV from the DRV Shareholder.

     DRV Energy, Inc., an Oklahoma corporation ("DRV") was formed November 30, 1994 to engage in the alternative fuels industry through the sales and services of vehicle conversion system. DRV is a small volume manufacturer of EPA Certified bi-fuel and dedicated natural gas and propane turnkey conversion systems. DRV Energy also has a full service alternative fuels center with slow/fast fill stations as well as compressor installation and maintenance capabilities





                   Hybrid Fuel Systems     DRV Energy              Proforma
                    1/1/2005 - 9/30/2005    1/1/2005 - 6/30/2005   Combined Results
                   ----------------------  ----------------------  ------------------
Revenue . . . . .  $             278,035   $             584,031   $         862,066
-----------------  ----------------------  ----------------------  ------------------
Net Income (Loss)  $          (3,397,244)  $             (92,682)  $      (3,489,926)
-----------------  ----------------------  ----------------------  ------------------
EPS . . . . . . .  $               (0.04)  $               (1.85)  $           (0.04)
-----------------  ----------------------

                                       20

NOTE  9  -  MANAGEMENT  PLANS

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Hybrid Fuel systems, Inc. (HYFS) as a going concern. However, HFS has sustained operating losses in recent years. Further for the nine months ended September 30, 2005, HFS had negative working capital of approximately (1,640,304) and a net loss of (3,397,244). The Company has incurred losses in previous years resulting in an accumulated deficit of approximately (12,313,733). These factors raise substantial doubt about the ability of Hybrid Fuel Systems, Inc. to continue as a going concern.

     Included in (HYFS) net loss of (3,397,244) for the nine months ending 2005 includes a non cash loss of approximately $1,527,957 for amortization of debt discount for the embedded beneficial conversion feature on the related party convertible note for White Knight and the Debt Financing Agreement with Alpha.

     However, in addition to the financial support provided by White Knight,during November, 2005, the Company secured a $5,000,000 equity line with Dutchess Advisors LLC. The details of the financing transaction are embodied in a recent Form 8-k.

NOTE  7  -  SUBSEQUENT  EVENTS

- During September, we completed the build-out of our 12,000 square foot facility in PeachTree City Georgia including two state-of-the-art engine rooms. We are now installing, calibrating and activating our Horiba emission testing equipment slated for completion at the end of the fourth quarter.

- During the third quarter, we received our second development order from a major domestic OEM for use in Thailand. The OEM has shipped a vehicle to our PeachTree City development facilities and we developed an electronic conversion system for their light weight diesel vehicle. We shipped a beta version of our system to Thailand during July and during September, the OEM ordered four additional systems which had been further developed. We anticipate entering a formal development agreement with this OEM during the fourth quarter 2005 or first quarter 2006.

- During July a China-based OEM shipped a bus engine to our PeachTree City development facility. We anticipate completing development of the mechanical system during November 2005 after which we will hand-deliver a prototype version of the new system during late November, early December 2005.

- During September, we received EPA certifications for an additional four engine families

- During November, we closed with Dutchess Fund to provide a $340,000 Converible Loan and a $5,000,000 equity line.

- During October, we executed a sub-license agreement with McCooey Engineering based in the United Kingdom. Under the terms of the sub-license, McCooey shall have the exclusive rights to commercialize our technology. McCooey is currently ordering and installing systems at the rate of approximately five per month.

- During October, Hybrid guaranteed and combined three short term notes of DRV's totaling $75,604.

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

Overview

     Hybrid Fuel Systems is engaged in the automotive aftermarket through developing and commercializing systems which convert diesel and gasoline engines to operate on natural gas and propane. The Company's principal technology is embodied in five US Patents and several foreign patents pending licensed to Hybrid on a world-wide exclusive basis. The Company also resells medium and light-weight vehicle conversion systems under an agreement with ECO Fuels, Inc. and we resell and service fuel filling stations. We have sought to insert our technology into the marketplace through original equipment manufacturers (OEM) parallel with expanding our direct-to-consumer activities.

     We conduct our operations from locations in Florida, Georgia and Oklahoma. We have established a network of trained installation partners in approximately 14 states. Our facilities in Georgia comprise 12,000 square feet in which we operate two fully equipped engine rooms, control room and house various Horiba emission testing equipment. We completed the build-out of our engine rooms during September 2005 and we are engaged in finalizing the footprint and calibration of the Horiba emission testing equipment.

     The following discussion provides insights into our commercialization progress, state of operations and liquidity. In our opinion, we are positioned to show meaningful revenue growth in the fourth quarter and to enter 2006 in the most favorable position in the life of our Company.

     To increase an understanding of our business plan, a summary of recent industry changes is helpful. The domestic alternative fuels segment of the automotive aftermarket was primarily born out of the need to comply with EPA and worldwide mandates relating to emissions discharge. Previously, there was little or no price differential between gas or diesel and natural gas or propane. The sale of systems similar to our dual fuel approach were sold without regard to the economic consequences of the buyer. In the course of implementing the EPA plan, federal and state authorities made available financing through grants in that each grant was designed to seek out technologies which could bring vehicles into EPA compliance. Since there was no economic factor involved in the sale, i.e., the product didn't have to promise a return on investment, these systems were priced at rates inconsistent with an economic based sale. As the granting authority was concerned with emissions and not profits, there was no incentive to offer systems at conventional rates. As a result, conversion systems were not appealing to either the OEM or the general consumer.

     The pricing of fuels worldwide has changed that dynamic and in so doing, has resulted in a paradign shift in the economic appeal of our product line. Typically, domestic gas or diesel costs on average $1 to $2 a gallon more than either natural gas or propane. Worldwide in places like China and South America, natural gas is even more attractive with price differentials in the $2 to $4 per gallon range for natural gas over either diesel or gasoline. For the first time in the life of our product line, there is a strong economic incentive to convert a vehicle. The fact that natural gas is inherently cleaner to burn than either diesel or gasoline is now perceived as an added bonus but not the justification for the purchase. We consider this a major industry change that holds the potential to expand our market share. With this industry backdrop, we now briefly discuss the progress of our market penetration strategy beginning with the OEM.

     To provide for our OEM development activities, we invested approximately $300,000 into a state-of-the-art facility including two fully equipped engine rooms, a control room and various emission testing equipment. We completed this important facility during September and have been actively developing OEM systems since June 2005. Presently:

- We are developing an electronic system to convert a 2.5L and 3.0L vehicle to a dual fuel vehicle for a Thailand-based arm of a domestic OEM. This client shipped a vehicle to our facility during the first quarter of 2005 and we completed and delivered a prototype system during July 2005. During September, this client ordered four additional systems to continue their evaluation process. We will hand-deliver and aid in the installation of these four systems during the last week November, first week of December 2005.

- We are developing a mechanical system to covert a bus/truck engine to a dual-fuel engine for a China-based OEM. In this case, the client shipped an engine to our facility in Georgia. We have developed this system in one of our development engine rooms and we anticipate shipping a prototype to China during late November, early December 2005.

- We have proposed to develop a system at the request of a domestic OEM primarily engaged in the manufacturing of buses and recreational vehicles. The terms of our proposal require the delivery of a bus to our facility in Georgia and we estimate a preliminary development period of four to six weeks.

- Although not an OEM, we are finalizing a mechanical system for light and medium weight vehicles in Thailand on a behalf of a regional distributor.

     Challenges that we have met in pursuing our OEM pathway principally relate to price and to a lessor degree, the bureacratic nature of the large OEM and the distance between our company and these prospective clients. Our most promising near term OEM opportunities are in commercializing our systems in foreign markets, particularly Thailand and China.

- In those markets, costs to produce items such as our system are substantially lower than the costs we currently pay for domestically manufactured parts and components. If we are unable to reduce the costs of our system through in-country manufacturing, it is unlikely we can successfully sell our system in those markets. We are currently in discussion with several manufacturers in Thailand and Malaysia and we are confident our system can be manufactured at competitive rates at those locations.

- The process typically engaged by OEM's begins with a technology evaluation on an individual and competitive basis. As this is a documented procedure, it typically must follow a series of steps which can take an extended period of time. We have no control over this process or the length of time each OEM may dedicate to their respective evaluation.

- The physical separation between Thailand, China and our facilities in Georgia as well as interacting with technicians fluent in a foreign language has worked to slow down the pace of development. While we have not encountered any serious complications based on this geographic separation, what normally would take a day or so can extend into a week or longer. We anticipate that as we develop our foreign relationships and move from a development to a vendor status, the distance between our companies will not cause a meaningful problem.

     We are unable at this time to predict what sales will result from this developmental activity. However, we believe that any sales through an OEM pipeline will provide a strong position from which to expand within that segment of our marketing strategy. Our parallel pathway into the marketplace is through an expansion of our domestic direct commercialization program. Presently:

- We currently hold EPA Certifications for five engine platforms which encompass approximately 35 specific vehicle models. A complete list of the vehicle models which are compatible with our EPA Certified systems is available through our internet website at hybridfuelsystems.com.

- We are completing fleet conversions with the Dallas County School system and recently completed converting a portion of a taxi fleet in Arizona.

- We have trained (which includes the sale of a system/conversion of a vehicle) to 11 installation partners located in approximately 14 states. Against this backdrop, we intend to establish a sales office in four to six of these markets during 2006. This coast-to-coast network is an essential part of our retail selling program.

- We have executed a sub-license with WITCO Intl. WITCO Intl is owned by WITCO Systems, a Wisconsin-based company which is the largest Dae Woo forklift distributor in North America. WITCO's territory includes China and India and we are in discussions now with WITCO to expand their license throughout Asia.

- We have executed a sub-license with McCooey Engineering based in the United Kingdom. McCooey Engineering, among other things, provides all field service support for John Deere equipment in the United Kingdom. We have worked with McCooey for over a year and they are now installing systems at the approximate rate of 5 per month.

Challenges that we have encountered in establishing and expanding our direct selling program include:

- Availability of parts, particularly the specialized injectors which are necessary for our propane systems. While we haven't experienced a shortage of injectors for our CNG systems. However, we experienced a severe slow down in the conversion of the Dallas County School system as our supplier was unable to purchase propane injectors. The back order problem has been solved and we are receiving injectors once again. We have also taken this opportunity to evaluate a second injector which, once modified, will provide us a backup source.

- Sufficient skilled labor to complete our installations. While we have been able to hire three additional qualified mechanics for our Oklahoma operations, locating individuals skilled with mechanics as well as working around compressed gases has worked to create a modest backlog in our installation scheduling. We believe this problem is being aleviated principally through establishing our coast-to-coast network of qualified installation centers as well as continuing to interview and hire qualified employees.

     While we are unable at this time to forecast our revenues for the retail component of our marketing strategy, we are completing a year where we have sold and installed more systems than any previous four year period combined. Our outlook for 2006 indicates we should outperform 2005 on a quarter by quarter basis. Further, we believe establishing four to six new sales offices during 2006 will work to substantially compliment our existing efforts.

Liquidity

     We believe the Company is on track to become profitable during the first quarter 2006. If we are correct, our need for financing will be limited to capital improvements or product development. During November, 2005, we concluded a round of financing with Dutchess Fund which, when our registration is declared effective, provides up to $5,000,000 in equity financing. We believe that our earnings from anticipated revenues together with access to our equity line provides for all our capital needs for the foreseeable future.

Calculating  the  comparisons  between  our  reporting  periods

     Providing meaningful insight into our product and manufacturing costs as well as expenses incurred in delivering our technology have been difficult because we have previously sold our systems at the rate of one or two a month under federal and/or state grants. We have not had the ability for our product to take advantage of quantity discounts in our raw materials and component parts. Further, our labor costs in our present environment would appear unusually high given our revenues. However, in order for us to position the company to maximize opportunities, we have found it necessary to engage professionals and mechanics in sufficient number to complete the build-out of our facility in Atlanta as well as developing new systems.

     We have attempted in the following two sections to provide some insight into the changes in our financial results on a three month and nine month basis. However, given the factors sited above, we don't believe these comparisons are indicative of our future operating performance.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

     Our current assets increased 636% from $73,498 at the year ended December 31, 2004 to $541,186 for the period ended September 30, 2005 and during this same period our total assets increased by approximately 6031% from $82,005 to $5,028,093. Total liabilities during this period increased by 200% from $753,258 at the year ended December 31, 2004 to $2,256,488 at September 30, 2005. Our Shareholders' Deficit increased during this nine month period from $(671,253) at the year ended December 31, 2004 to $(2,771,605) at September 30, 2005.

     In comparing profit and loss during the three month period ended September 30, 2004 and 2005, our revenue and gross profits increased by 571% and(38%), respectively from $33,418 and $10,681 to $224,299 and $6,619. The increase in revenues during this period were principally due to our acquisition of DRV Energy and the EPA certified systems which were a part of that acquisition.
Comparing these two periods, our operating expenses decreased to 1% from $ 665,054 for the three months period ended September 30, 2004 to $657,141 for the period ended September 30, 2005. Our net loss for the three months period increased approximately 10% from $(1,286,037) for the three months ended September 30, 2004 to $(1,413,903) for the three month period ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

     In comparing profit and loss during the nine month period ended September 30, 2004 and 2005, our revenue and gross profits increased by 127% and (54%), respectively from $122,589 and $71,743 to $278,035 and $33,058. The increase in revenues during this period were principally due to our acquisition of DRV Energy and the EPA certified systems which were a part of that acquisition.
Comparing these two periods, our operating expenses increased to 85% from $1,058,672 for the nine months period ended September 30, 2004 to $1,955,964 for the period ended September 30, 2005. Our net loss for the nine months period increased approximately 109% from $(1,627,605) for the three months ended September 30, 2004 to $(3,397,244) for the three month period ended September 30, 2005.

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

     On November 14, 2003, Ambac International Corporation ("Ambac.") filed a lawsuit seeking $109,915.60 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our kits. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. Subsequently we filed a response on December 22, 2003. Ambac subsequently made a motion for default judgment because the statutory period to file a response was 30 days and our response was filed in 35 days. Further, the response was submitted by a "non-attorney." which is alleged to be a further violation of South Carolina civil procedure. Our CFO filed the response during 2003 at the direction of our then-Chief Executive Officer.

     On August 3, 2004, we filed a Motion to Dismiss or, in the Alternative, Motion to Compel Arbitration. During October 2004, the Court issued an order to Compel Arbitration. During October 2005, Ambac notified us of their intent to schedule mediation during November 2005. We do not believe the loss of this litigation will have a material effect on our ability to execute our business mission. The full amount of the liability has been recorded as a payable in our financial statements up through and including September 30, 2005.

Item  2  -  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

- On July 21, 2005, we issued 166,000 of our common shares to engage Utek Corporation as the Company's new technology advisor.

- On September 5, 2003, we issued an aggregate of 11,752,903 of our common shares to acquire DRV Energy.

- On July 29, 205 and September 16, 2005, we converted $242,000 of our debt to White Knight into 6,050,000 of our common shares.


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

                            Hybrid Fuel Systems, Inc.

                               By:/s/ MARK CLANCY
                                 ----------------

                                   Mark Clancy
                            Chief Executive Officer,
                             Chief Financial Officer

Date:  November  21,  2005