Form 10KSB
US Energy Initiatives CORP
filed 2006-04-17
CIK 1107955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10 KSB

                                   (Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from to_____

                        Commission File Number 333-33134


                        US ENERGY INITIATIVES CORPORATION
                        ---------------------------------
                 (Name of Small Business Issuer in its charter)


                  GEORGIA                               58-2267238
                 --------                               ----------
     State of or other jurisdiction of      I.R.S. Employer Identification No.
       incorporation or organization


          2701 NORTH ROCKY POINT DRIVE, SUITE 325, TAMPA, FLORIDA 33607
          -------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                      Issuer Telephone Number: 813-287-5787

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the Issuer (i) has filed all reports required to be filed by
Section 13 or 15d of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and; (ii) and has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Revenues for the fiscal year ended December 31, 2005 totaled $652,400 and for the fiscal year ended December 31, 2004 were $138,724.

      As of March 24, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $15,991,111.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      At March 24, 2005, the registrant had outstanding 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares. At March 24, 2005, the Company had 107,858,332 shares of its $0.001 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Transitional Small Business Disclosure format (check one) Yes |_| No |X|

                        US ENERGY INITIATIVES CORPORATION

                 Form 10KSB for the year ended December 31, 2005

                                Table of Contents

                                     Part I

Item 1  Description of Business
Item 2  Description of Property
Item 3  Legal Proceedings
Item 4  Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5  Market for Common Equity and Related Stockholder Matters
Item 6  Management's Discussion and Analysis or Plan of Operations
Item 7  Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A Controls and Procedures
Item 8B Other Information

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

                        US ENERGY INITIATIVES CORPORATION


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

ITEM ONE - DESCRIPTION OF OUR BUSINESS

Throughout this report, terms such as "we", "our", the "Company" or "US Energy" mean US Energy Initiatives Corporation, a Georgia company.

GENERAL

      We were incorporated in the State of Georgia in 1996 and since that date have been in the business of manufacturing and marketing retrofit systems for the conversion of gasoline and diesel engines, stationary or vehicular, to non-petroleum based fuels such as compressed natural gas and liquefied natural gas. We hold a worldwide exclusive license to commercialize the technology embodied in five issued and one pending US patent. Since 1998, we have dedicated our research and development exclusively to conversion systems for diesel-powered engines. We currently offer a dual-fuel conversion system designed to convert medium and heavy-duty mobile diesel engines to operate in a natural gas/diesel dual-fuel mode.

      During the first quarter 2006 we changed our name from Hybrid Fuel Systems, Inc. to US Energy Initiatives Corporation. On February 22, 2006, we obtained the written consent of a majority of our shareholders to change our corporate name from Hybrid Fuel Systems, Inc. to US Energy Initiatives Corporation. On March 1, 2006, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Georgia, effective on March 6, 2006. We intend to ratify the aforementioned actions taken by our Board of Directors and a majority of our shareholders with the filing of a proxy statement. Simultaneously we announced the formation of our Biofuels Division and our Energy Technology Incubation Division.

      We introduced our technology into the marketplace in the 1990's through the conversion of gasoline and diesel engines to operate in a dual fuel mode. During this period, we developed commercial versions of the fuel delivery system to fit many older, naturally aspirated, diesel engine types and placed conversion units into engines all around the world. The experiences gained during this period including conversions on a wide array of engines operating under different conditions with varying fuel requirements contributed significantly to the subsequent four patents and the Company's first market application referred to as conversion system.

      During February 2006 the Environmental Protection Agency (EPA) issued us a Certificate of Conformity for our dual fuel system when used on a 2001 Mack engine.

OUR PATENT DUAL FUEL PRODUCT

      We introduced our patent dual fuel technology in the 1990's through the conversion of gasoline and diesel engines. During this period, we developed commercial versions of the fuel delivery system to fit many older, naturally aspirated, diesel engines and placed conversion units into engines all around the world. The experiences gained during this period, including conversions on a wide array of engines operating under different conditions with varying fuel requirements, contributed significantly to the subsequent four patents and the Company's first market application.

      The commercial version of our system allows a medium or heavy-duty diesel mobile engine to operate in a dual-fuel, diesel/natural gas mode. Systems installed in the field as well as measured in our development facility demonstrate our system allows a diesel engine to achieve 100% of the Original Equipment Manufacturer (OEMs) power and torque while operating in a Compressed Natural Gas (CNG) mode. There are three main components to our HFS system:

         (i) the Electronic Control Unit or ECU,

         (ii) the gas air mixing device and

         (iii) the measuring, monitoring and reporting devices.

                        US ENERGY INITIATIVES CORPORATION


      Our system can typically be installed in a day with two qualified technicians. In addition to the installation of our system, our customers must also mount fuel storage tanks and linkage. Typically, it takes approximately one-half day to install fuel storage tanks and linkage.

      The conversion of a vehicle to a dual fuel mode requires our system together with fuel storage tanks and linkage. In certain cases, a catalytic converter is also installed as a part of our system. The catalytic converter, fuel storage tanks and linkage are purchased by our customers either from approved vendors or on the open market. We do not sell the catalytic converter or fuel storage tanks.

NEW PLATFORM DEVELOPMENT

      Diesel engines manufactured today are a highly precise coordination of mechanical and electronic systems. As a result, each diesel engine platform is a unique product. Our patent dual fuel system is likewise a precise coordination of mechanical and electronic systems. Therefore, each engine platform requires unique systems engineering in order to coordinate our patent dual fuel system with the OEM's engine platform.

      We develop new engine platform systems at our facility in PeachTree City, Georgia. Our price for new systems development is typically $25,000. In general, our developmental process includes:

          Client acceptance of our scope of work and system objectives. The client is provided a timing schedule and a semi-weekly update throughout the development process;

          Client delivers either a vehicle or engine to our PeachTree City, Georgia facility;

          The engine is mounted on an engine cart and scheduled for time in our developmental dynamometer cell;

          The engine is placed in our developmental dynamometer cell and a unique program is written for the engine platform;

          The converted engine is measured for power, torque and a series of pertinent system factors;

          The converted engine is measured both with and without the emission system in tact;

          One or two prototype systems are installed by our technicians at the client's location;

          A field test is conducted independently by the client;

          The system is declared finished and a bill of materials is delivered for mass production; and

          In certain cases we will aid in the prosecution of an EPA certificate of conformity.

      New systems are typically developed in four to six weeks. Prosecution of an EPA certificate of conformity can require an additional four to eight weeks.

MARKETING

      Our marketing strategy is to deliver our technology to the consumer principally through original equipment manufacturers and to a lesser extent, directly to fleets or governmental entities. To implement our strategy, we deploy our staff with specific targets of responsibility:

          Our Chief Executive Officer from our Tampa office primarily solicits interest from OEMs and manages our sub-licenses with WITCO Intl and BP Diesel, Ltd;

          Our PeachTree City-based Program Manager coordinates our developmental process and communicates with each OEM. In addition, our Program Manager responds directly to clients interested in licensing territories outside the continental US;

          Our New York based sales representative is dedicated to identifying and applying for federal and state government grants and funding programs;

          Our Oklahoma City based sales representative directly supports our domestic dealer network in identifying and managing prospective customers;

          Our Tampa-based Vice President of Business Development solicits interest from strategic partners for component parts, fuel storage tanks and interfaces with a variety of federal and state governmental authorities; and

          During 2006, we intend to add an additional representative focused exclusively on the off-road conversion market.

POSITIONING

In commercializing our technology, we position our system as a:

                        US ENERGY INITIATIVES CORPORATION


          Reduction in fuel costs - Our system permits the user to take advantage of lower priced natural gas verse diesel as a fuel source. The US Department of Energy publishes a report approximately every six months titled Alternative Fuel Price Report. According to these reports over a five year period, the average price of a gallon of diesel during this five year period was $1.52. The average cost of an equivalent gallon of Compressed Natural Gas or CNG during the same five-year period is $1.18. Consumers utilizing CNG during this five-year period could reduce their fuel costs by an annual average of 22%. We believe this annualized savings can offset the purchase price of conversion. The ability to recoup investment through fuel savings would be primarily a function of mileage.

          Solution to harmful emissions - Domestically our system is positioned as an Emission Control Device. The use of our system together with a specialized catalytic converter has been demonstrated to lower the emissions an average of Nitrogen Oxides (NOx), a toxin that is harmful to humans and the environment, by 20.03% and Particulate Matter (PM) by 69.46%.

          An inexpensive and reliable alternative - Our HFS system is priced substantially less than the cost of alternative dedicated-engine dual-fuel technologies. The added cost to acquire a new natural gas powered medium and heavy-duty engine instead of a conventional diesel engine is approximately $20,000 to $30,000. The cost to convert an existing diesel engine to operate in a dual-fuel mode, commonly referred to as a repower, is approximately $40,000. The retail cost of our system is $4,500. In the case of all three approaches, the user would also have to purchase fuel storage tanks and a catalytic converter at a cost of approximately $5,000 per vehicle. We believe this system price differential is a significant competitive factor.

          An economic and efficient improvement over diesel catalysts and emission traps - As discussed elsewhere in this annual report under the subheading "Competition", as an Emission Control Device, our HFS system is a superior means of reducing harmful atmospheric pollutants over Diesel Oxidation Catalysts and Diesel Particulate Filters.

THE DOMESTIC DIESEL DUAL-FUEL MARKETPLACE

      The universe for our conversion system encompasses all medium and heavy-duty diesel powered trucks and buses. The number of vehicles which are eligible for our technology represent an estimated 3% or 3,660,000 units of the total population of medium and heavy-duty trucks and buses operating within the United States

      According to the United States Department of Transportation, Federal Highway Administration (FHA) and the 2000 US Census there are a total of 83,800,000 trucks and buses in the United States. The FHA further defines this segment to consist of 92% "light trucks" (74,000,000); 8% "medium trucks and buses" (4,400,000), and; 2% "heavy trucks and buses" (1,700,000). The vehicle manufacturer's truck classifications defines light trucks" as those with a weight of 0 - 14,000 lbs; "medium trucks and buses" as those with a weight of 14,001 - 33,000, and; "heavy trucks and buses" as those with a weight of 33,001 and higher.

      The population of vehicles available for our HFS technology based on size consists of approximately 6,100,000 units or 8% of the total population of trucks and buses. We have no reliable data which provides an estimate about what percent of the 6,100,000 units are diesel or which operate on a host of other fuels such as gasoline, dedicated natural gas and hybrid vehicles. However, our experiences indicate that more than 60% or 6 out of 10 medium and heavy duty trucks and buses are dedicated diesel vehicles and therefore, immediately eligible for our technology.

      As a result of the foregoing factors, we estimate the number of trucks and buses operating within the United States which are immediately eligible to benefit from our HFS technology are approximately 3,660,000 or 3% of the total US truck and bus population.

THE INTERNATIONAL DIESEL DUAL-FUEL MARKETPLACE

      We have no reliable information on the total number of diesel vehicles worldwide. However, there are two factors which differentiate the foreign from the domestic market as it relates to the sale of our system. First, the price differential between diesel and compressed natural gas in certain foreign markets such as China, Korea and other Asian countries is significantly greater than domestic price differentials. As result, there is a greater economic incentive to convert from diesel to natural gas. Also, the domestic emission standards and requirements for certification are significantly more time consuming and expensive than in most foreign markets. As a result, we are able to market our technology immediately in many non-domestic locations based on a shorter return on investment and relaxed emission standards and requirements.

COMPETITION

      There are relatively few alternative systems for converting medium and heavy-duty diesel engines to natural gas. The competing systems offered by competitors described below are more expensive than our technology or are limited in their application to specific engine lines. Competitors include:

      IMPCO Technologies, Inc.

      Clean Air Power formerly " Clean Air Partners

                        US ENERGY INITIATIVES CORPORATION


      Westport Innovations Inc.

      The Innovative Technology Group, Corp.

MANUFACTURING & INVENTORY

      We currently utilize contract manufacturers for key components of our system and assemble the components in-house. In order to operate converted vehicles on natural gas, natural gas storage tanks must be installed on the converted vehicle. We do not include gas storage tanks in our conversion system. The customer purchases these separately from a number of companies who manufacture them, or from us at the customer's request. We intend to outsource the manufacturing of our components and to conduct final assembly and shipping at our PeachTree City, Georgia facility.

REGULATORY ENVIRONMENT

      In addition to the fact that diesel gas is generally more expensive than natural gas, one of the primary disadvantages of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains particulate matter; visible as soot that contains unburned and partially burned fuel. These hydrocarbon emissions are a significant contributor to air pollution and to human respiratory difficulties. Also of significance is the fact that diesel fuel combustion produces Nitrogen Oxides (NOx), a toxin that is harmful to humans and the environment. NOx is a major known contributor to greenhouse gas formation resulting in global warming.

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

INTELLECTUAL PROPERTY

      Our success depends to a great extent on our ability to protect our intellectual property. We license our core intellectual property pursuant to a license agreement (see Item 12). We rely primarily on a combination of copyright and trade secret protection together with the protections under the Licensing Agreement and nondisclosure and confidentiality agreements to establish and protect our proprietary rights. The patent protection afforded to our licensed intellectual property is uncertain and may involve complex legal and factual issues.

                        US ENERGY INITIATIVES CORPORATION


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

EMPLOYEES

      As of March 31, 2006, the Company had 19 employees and one technical consultant on a full-time basis, of which 4 were engaged in research and development and 4 were engaged in administrative, clerical and accounting functions and 4 were engaged in sales and marketing and 7 are employed as mechanics or support personnel. We believe that the relationship with our employees is good and we are not a party to any collective bargaining agreement.

ITEM TWO - DESCRIPTION OF PROPERTY

      We lease a 12,000 square foot stand alone facility in PeachTree City, Georgia at the rate of $5,600 per month. During the year ended December 31, 2005, the company extended its lease on the PeachTree City facility through December 31, 2015. We lease a 3,334 square foot office to house our corporate offices, finance, marketing and administration. The rate of our corporate office lease is $6,668 per month.

ITEM THREE - LEGAL PROCEEDINGS

      On November 14, 2003, Ambac International Corporation filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. AMBAC has rescheduled the arbitration proceedings for in excess of a year. We are tentatively scheduled for arbitration during April 2006.

      There is no other pending litigation or other proceedings against the Company.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                        US ENERGY INITIATIVES CORPORATION


                                     PART II

ITEM FIVE - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our securities are traded on the OTC Electronic Bulletin Board maintained by the National Association for Securities Dealers, Inc. (OTCBB) under the trading symbol " HYFS". We intend to file for a change in our trading symbol.

      The following table sets forth representative high and low bid prices by calendar quarters as reported in either the OTC Bulletin Board during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

                                        BID PRICE     ASK PRICE

             2004    First Quarter      $    0.03     $    0.09
                     Second Quarter     $    0.06     $    0.09
                     Third Quarter      $    0.15     $    0.22
                     Fourth Quarter     $    0.50     $    0.85

             2005    First Quarter      $    0.60     $    0.80
                     Second Quarter     $    0.30     $    0.80
                     Third Quarter      $    0.18     $    0.40
                     Fourth Quarter     $    0.25     $    0.50

             2006    First Quarter      $    0.18     $    0.36

      At December 31, 2005, we have an aggregate of 105,905,433 of our $.001 par value common shares issued and outstanding. As of March 31, 2006, 107,858,221, shares of our $.001 par value common shares issued and outstanding. At December 31, 2005 we have 42,215 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 195,209 shares of Series B Preferred Stock (which are convertible into 2,272,238 shares of common stock) issued and outstanding. As of March 31, 2006, we have 42,215 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 195,209 shares of Series B Preferred Stock (which are convertible into 2,272,238 shares of common stock) issued and outstanding

SHAREHOLDERS

      As of March 31, 2006, the number of holders of record of our common stock was 502 with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

      On December 21, 2005, we issued a $1,362,500 principal amount one-year promissory note (the "Note") to Dutchess Private Equity Fund, L.P. and Dutchess Private Equities Fund, II, L.P. (the "Investor") for aggregate gross proceeds of $1,090,000. The Note bears no interest. Payments made by us in satisfaction of the Note shall be made from each put from the Equity Line of Credit with the Investor given by us to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the
"Investment Agreement"). We shall make payments to the Investor in an amount equal to the greater of (i) 100% of each put to the Investor from us, or (ii) $113,541.67 until the face amount is paid in full. Our initial payment will be due on February 1, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full, with a minimum amount of $113,541.67 per month. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquated damages.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

                        US ENERGY INITIATIVES CORPORATION


ITEM SIX - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The information in this report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain.

      You should read the following discussion and analysis in conjunction with our financial statements and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

OVERVIEW

     We were incorporated in the State of Georgia in 1996 to manufacture and market retrofit systems for the conversion of gasoline and diesel engines, stationary or vehicular, to non-petroleum based fuels such as compressed natural gas and liquefied natural gas. We hold a worldwide exclusive license to commercialize the technology embodied in five issued and one pending US patent. Since 1998, we have dedicated our research and development exclusively to conversion kits for diesel-powered engines. We currently offer the HFS dual-fuel conversion system designed to convert medium and heavy-duty mobile diesel engines to operate in a natural gas/diesel dual-fuel mode.

During 2005:

          We completed the first phase of the build-out for our Atlanta, Georgia-based development facility. Since activation, we have been able to develop new systems with a high degree of precision and certainty;

          We completed two rounds of financing securing a $5,000,000 registered equity line;

          Acquired DRV Energy to organize a national sales and installation network, a family of EPA certified gasoline conversion systems and an experienced executive able to successfully prosecute EPA and CARB certification applications;

          Redirected our sales program targeting original equipment manufacturers principally in the US and certain Asian countries. This change in strategy resulted in developing new systems for two OEMs during 2005 and two OEMs through the first quarter 2006;

          Completed an exclusive fulfillment license with WITCO Intl for a host of countries including China, India, Malaysia, Korea and several other Asian countries;

          Completed an exclusive license agreement with BPM Engineering Ltd for the United Kingdom;

          Finalized a business model incorporating our core dual fuel technology complimented by the sale of an emission friendly biodiesel with an eye to the future through incubating complimentary technologies at our 12,000 square foot facility in PeachTree City, Georgia.

          An increase in revenues from $138,724 at the year ended December 3, 2004 to $652,400 at the year-end 2005. Our loss to operations during the same periods were $(2,972,473) for the year ended 2004 and $(8,261,371) for the year ended 2005.

Uncertainties and challenges

For 2005

      Our business model is patterned around our core dual fuel diesel to natural gas conversion technology and also includes the development and commercialization of an emission friendly biodiesel. As a third component to our model, we foresee incubating technologies or processes which enhance the manufacture, production or sale of our dual fuel system or proposed biodiesel. Our model was in major part developed as the results of our operating experiences, available assets and our opinion of the market place in general. We highlight certain challenges we faced during 2005 and the fundamental adjustments we've made in developing our resultant business.

                        US ENERGY INITIATIVES CORPORATION


          Determined that pursuing the sale of our dual fuel system exclusively to government municipalities and direct to consumers was sufficiently inconsistent as to retard our ability to achieve profitable operations. The appeal of our product is tied directly to the price differential between diesel and natural gas. When municipalities allocate funds to convert a vehicle or fleet of vehicles, the objective is to clean up emissions and not necessarily to justify a return on investment. When market factors beyond our control cause the price of diesel or gasoline to temporarily rise in price elevating the differential over natural gas, we would experience a temporary increase in demand for our conversion systems. However, we are unable to predict with certainty when government funds would become available or when the price of fuels would take an extraordinary shift in price. As a result, while we continue to pursue both government and consumer sales, we are predominantly focused on delivering our technology through an original equipment manufacturer. In our opinion, the OEM tends to purchase an annual minimum quantity of products similar to our conversion system and then resells the system in tandem with their vehicle sales.

          Determined that engineering and code writing for systems in a mobile setting would not allow us to achieve a level of precision and repeatability essential to maximizing our technology. Historically, we would conduct systems engineering in a mobile setting. While this technique is effective, it is time consuming, expensive and susceptible to error. As a result, we entered a ten year lease at our new 12,000 square foot facility in December 2004 and throughout 2005, we incurred costs of approximately $750,000 in construction costs and equipment purchases and as of November, 2005, we been developing systems in a tightly controlled lab setting.

          Throughout the second half of 2005, we experienced significant difficulty in acquiring certain component parts and fuel storage tanks for the resale of light and medium weight gasoline to CNG and LPG conversions systems. A part of our business is the resale of certain medium and light weight gasoline to natural gas or propane conversion systems. The world wide growth in natural gas has caused occasional shortages in component parts such as regulators, injectors and fuel storage tanks. To alleviate the impact of this issue, we have acquired quantities of certain parts and repositioned our sale to include the OEM.

For 2006

      Our business model is centered around our core dual fuel diesel to natural gas conversion technology and also includes the development and commercialization of an emission friendly biodiesel. As a third component to our model, we foresee incubating technologies or processes which enhance the manufacture, production or sale of our dual fuel system or proposed biodiesel. The following items highlight some of the uncertainties relating to our model. However, there could be additional considerations such as those included in the section marked Risk Factors as well our financial statements which should be evaluated.

          Organizing varied fulfillment relationships worldwide

          Dealing with customers in Asia

          Rapid rise in natural gas and/or a decrease in diesel fuel costs

          Maintaining our domestic network relationships

          Developing, certifying, manufacturing and selling a new biodiesel

YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2005

The following depicts our year-to-year financial condition comparing 2004 to 2005.

BALANCE SHEET

ASSETS

      For the year ended December 31, 2004, the Company had current assets of $73,498 and total assets of $82,005. For the year ended December 31, 2005, current assets increased 3,109% to $2,358,239 and total assets increased 4,606% to $3,858,816. The increase of approximately $3,776,811 was primarily the result of the acquisition of DRV Energy and the development of the Engine room in the Georgia facility

LIABILITIES

      For the year ended December 31, 2004, the Company had current liabilities of $753,258 and total liabilities of $753,258. For the year ended December 31, 2005, current liabilities had been increased by 448% to $4,130,393 and total liabilities had been increased by $3,377,135 to $4,130,393 or 448%. The increase in our current and total liabilities was the result of additional financing. During 2005, the Company repaid amounts owed to the Internal Revenue Service since 1999. In addition, the Company reduced the sales and payroll taxes payable by $16,542 or 13% from $130,094 at year ended December 31, 2004 to $113,552 at the year ended December 31, 2005.

STOCKHOLDERS' DEFICIT

      For the period ended December 31, 2004, the Company had $8,677,270 in paid-in capital and the Company had $65,510 of common stock and a total shareholder deficit totaling $(671,253). For the period ended December 31, 2005, paid-in capital increased by approximately 96% to $16,997,922, common stock increased by 62% to $105,905 and had $(271,577) in total shareholder deficit.

                        US ENERGY INITIATIVES CORPORATION


STATEMENT OF OPERATIONS

      For the year ended December 31, 2004, the Company posted revenues of $138,724 and gross profit of $79,336. During 2005, we acquired DRV Energy and together with sales of our technology, we posted an increase in revenues of 370% or $652,400 and a 86.8% decrease in gross profit or $10,474. The Company's net loss increased from $(2,972,473) at year ended December 31, 2004 to $(8,261,371) at year ended December 31, 2005. Our overall net loss for this period is principally the result of our investments in the new development facility in PeachTree City, Georgia; the costs to pursue a CARB/EPA certification of our technology and the partial payment of our $250,000 license fee.

      Basic and diluted loss per share decreased from $(0.12) at the year ended December 31, 2004 to $(0.09) at year ended December 31, 2005.

      During the 12 month period ended December 31, 2005, our consulting fees increased by approximately 132% from $410,183 to $952,464 and our research and development costs decreased from $130,814 at year ended 2004 to $113,658 at year ended December 31, 2005. The majority of the research and development costs were incurred in connection with EPA/CARB verification application and expenses associated with our new development facility. Compensation during this period decreased from $1,415,576 at year ended December 31, 2004 to $1,333,515 at year ended December 31, 2005. However, approximately $520,000 or 39% of the compensation expenses were one-time issuances of stock to our employees and consultants. The cash compensation was approximately $813,515.

      Total operating expenses during the 12 months ended December 31, 2005 increased from $(2,113,045) to ($3,394,787). Total operating expenses attributed to non-cash charges principally for the issuance of stock was approximately $(4,851,688).

LIQUIDITY AND CAPITAL RESOURCES

      Previously, we have met our cash needs through the sale of our common stock, loans from our principals. During 2005, we completed a registration statement relating to a $5,000,000 equity line. Under the terms of our equity line, we may draw down up to $100,000 per Put. We believe our ability to utilize this registered equity line together with proceeds from the sale of our technology provides for all our capital needs for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

FACILITIES

      Since December 2004, we have conducted our systems development and product fulfillment at a 12,000 square foot facility in PeachTree City, Georgia. We operate from our development facility under a ten-year lease. We house our systems engineering and development and inventory management and control within our PeachTree City location.

      During February 2006, we entered a five-year lease for our corporate offices in Tampa, Florida. We house our Chief Executive Officer, Chief Financial Officer, Vice President Business Development and Director of Marketing at our Corporate Offices.

      We have no off-balance sheet items connected with our Company or our operations.

CERTAIN EXPECTATIONS FOR 2006

      We believe our dual-fuel technology has immediate market potential outside of the United States with particular emphasis on areas with a significant differential between the cost of diesel and natural gas. We will continue our primary objective to complete the EPA/CARB verification.

      We are also initiating a division to develop and commercialize a certain blend of biodiesel to compliment the sale of our dual fuel conversion system.

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

                        RISKS ASSOCIATED WITH OUR COMPANY

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

                        US ENERGY INITIATIVES CORPORATION


      We have incurred net losses since our inception. At December 31, 2005, our accumulated deficit was $(17,177,863). We anticipate that we will continue to incur additional operating losses in the near term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

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

                        US ENERGY INITIATIVES CORPORATION


THE SALE OF OUR FUEL 2(TM) SYSTEM MUST BE CONJUNCTION WITH COMPONENTS WE DO NOT OFFER

      The conversion of a medium or heavy-duty mobile diesel engine requires three primary components: (i) our conversion system; (ii) fuel storage tanks, and; (iii) a specialized catalytic converter (for sales as an Emission Control Device). While we can control the pricing and delivery of our systems, we have no control over pricing, availability or delivery of fuel storage tanks or specialized catalytic converters. The costs of these items can potentially prevent us from selling our system either because the costs of these additional components make the conversion of a vehicle uneconomical or the due to lack of availability of either additional component. We believe fuel storage tanks are readily available on the open market at prices that will allow us to commercialize our system and we believe the specialized catalytic converters can be likewise acquired on the open market at prices that will allow us to commercialize our system. However, there can be no assurance given that our customers will be able to acquire these components at prices that permit us to sell our system as a fuel savings device because the upfront costs to acquire and install these components.

THE LIMITED AVAILABILITY OF ALTERNATIVE FUELS CAN HINDER OUR ABILITY TO MARKET OUR PRODUCTS.

      Alternative fuel engines have been commercially available in the past; however, the most significant impediment to the growth in the market for alternative fuel vehicles traditionally has been the limited availability of alternative fuel sources, such as natural gas and propane. The success of engines based on alternative fuels will probably be directly affected by the development of the infrastructure of the natural gas industry and the widespread availability of such fuel sources. To some degree, this problem will remain at the forefront of, and be an impediment to, the success of alternative fuel power sources. However, we believe that with the development of the dual fuel conversion system, vehicles will not be tied exclusively to alternative fuels, but will have the option and ability to operate on standard diesel fuel alone. In all events, our business and the market for alternative fuel vehicles would benefit substantially from the growth of the infrastructure of the natural gas industry and the more widespread availability of alternative fuels. Conversely, our business and the market for alternative fuel vehicles would be substantially hurt by a diminished or lack of growth of the infrastructure of the natural gas industry and the less widespread availability of alternative fuels.

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

                      RISKS ASSOCIATED WITH OUR SECURITIES

UNLESS AN ACTIVE PUBLIC TRADING MARKET DEVELOPS FOR OUR SECURITIES, YOU MAY NOT BE ABLE TO SELL YOUR SHARES

      To date, there has been a very limited public market for our Common Stock. There can be no assurance that an active trading market will ever develop or, if developed, that it will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities.

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

                        US ENERGY INITIATIVES CORPORATION


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

                        US ENERGY INITIATIVES CORPORATION


ITEM SEVEN - FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
U.S. Energy Initiatives Corporation

We have audited the accompanying consolidated balance sheets of U. S. Energy Initiatives Corporation and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U. S. Energy Initiatives Corporation and Subsidiary as of December 31, 2005 and 2004 and the consolidated results of operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
April 12, 2006

                        US ENERGY INITIATIVES CORPORATION


                        US ENERGY INITIATIVES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                             ASSETS                                           2005                   2004
                                                                         ---------------        ---------------
Current Assets
Cash                                                                     $      818,557         $        2,025
Accounts Receivable, net of $12,000 and $10,000
     allowance in 2005 and 2004, respectively                            $      370,777         $       27,005
Other receivables                                                                    --
Prepaid expenses and deposits                                            $       32,286         $        7,845
Inventories                                                              $      162,690         $       36,623
Deferred consulting                                                      $      576,258
Deferred debt costs                                                      $      397,671
                                                                         ---------------        ---------------
Total current assets                                                     $    2,358,239         $       73,498

Property Plant & Equipment, net                                          $      565,415         $        8,507
Goodwill                                                                 $       61,820
Intellectual property certifications, net of $273,583
amortization                                                             $      873,342
                                                                         ---------------        ---------------

Total Assets                                                             $    3,858,816         $       82,005
                                                                         ===============        ===============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable                                                         $      526,001         $      120,980
Accounts Payable in settlement                                                       --         $      121,956
Debt in litigation                                                       $      109,868         $      109,868
Advanced deposits                                                        $       58,133
Due to related parties                                                   $      176,540         $        7,197
Due to related parties, convertible debt                                 $    1,080,752         $       18,866
Notes payable                                                            $    1,630,293
Discount on Debt                                                         $     (650,630)
Derivative liability                                                     $      841,010
Debt in default                                                          $      106,593         $      145,561
Convertible debt in default                                              $       75,700         $       78,200
Sales and payroll taxes payable                                          $      113,552         $      130,094
Other current liabilities                                                $       62,581         $       20,536
                                                                         ---------------        ---------------
Total current liabilities                                                $    4,130,393         $      753,258
                                                                         ---------------        ---------------

Total liabilities                                                        $    4,130,393         $      753,258

                   SHAREHOLDERS' DEFICIT
Preferred A stock (.01 par value; 42,215 shares                          $          422         $          422
   authorized 42,215 shares issued and outstanding)
Preferred B stock (.01 par value; 954,563 shares                         $        1,952         $        1,952
   authorized 195,209 shares issued and outstanding)
Common stock (.001 par value; 150,000,000 shares authorized              $      105,905         $       65,510
   105,905,433 and 65,509,843 shares issued and
   outstanding, respectively)
Additional paid-in capital                                               $   16,997,922         $    8,677,270
Deferred compensation                                                    $     (200,000)        $     (500,000)
Accumulated deficit                                                      $  (17,177,778)        $   (8,916,407)
                                                                         ---------------        ---------------
Total shareholders' deficit                                              $     (271,577)        $     (671,253)
                                                                         ---------------        ---------------
Total liabilities and shareholders' deficit                              $    3,858,816         $       82,005
                                                                         ===============        ===============

                        US ENERGY INITIATIVES CORPORATION


                        US ENERGY INITIATIVES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                              2005                   2004
                                                                         ---------------        ---------------
                   REVENUES
Revenues from product sales and related income                           $      652,400         $      138,724

Cost of product sales                                                    $      641,926         $       59,388
                                                                         ---------------        ---------------

Gross Profit                                                             $       10,474         $       79,336
                                                                         ---------------        ---------------

                  EXPENSES
Operating expenses
Consulting and professional fees                                         $      952,464         $      410,183
Research & development                                                   $      113,658         $      130,814
Compensation                                                             $    1,333,515         $    1,415,576
Amortization & Depreciation                                              $      319,119         $       10,271
Rent                                                                     $       77,481         $       20,124
Insurance                                                                $       69,992         $        2,881
Licenses                                                                 $      257,312         $          348
Other operating expenses                                                 $      271,245         $      122,848
                                                                         ---------------        ---------------

Total expenses                                                           $    3,394,786         $    2,113,045
                                                                         ---------------        ---------------

Loss from operations                                                     $   (3,384,312)        $   (2,033,709)

Other Expenses (income)
Inventory obsolescence                                                               --         $           41
Settlements                                                                          --         $      (17,911)
Interest expense                                                         $    2,607,526         $      968,041
Other income                                                                         --         $      (11,407)
Impairment Loss - Goodwill                                               $    2,724,738                     --
Derivative Income                                                        $   (1,420,340)                    --
Derivative Expenses                                                      $      965,135                     --
                                                                         ---------------        ---------------

(Income) loss from other expenses                                        $    4,877,059         $      938,764

Net loss                                                                 $   (8,261,371)        $   (2,972,473)

Basic and diluted loss per share                                         $        (0.09)        $        (0.12)

Basic and diluted weighted average number of
common shares outstanding                                                $   88,909,988         $   23,857,093

                        US ENERGY INITIATIVES CORPORATION
                         CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                 Preferred Stock                            Common Stock
                              ----------------------------------------------------------------------------------
                                  Shares      Amount        Shares       Amount
                              -----------------------------------------------------
                                 Series A    Series A      Series B      Series B          Shares        Amount
                              -----------------------------------------------------
Balance Dec 31, 2003               45,215      $  422       195,209       $ 1,952      12,163,646    $   12,164
                              ==================================================================================
Amorization of debt
   discount
Redemption termination
Common Stock Issued:
   Debt                                                                                 3,450,000    $    3,450
   Compensation                                                                         3,983,351    $    3,983
   Services                                                                               150,000    $      150
   Warrants                                                                             1,550,000    $    1,550
   Cash                                                                                   300,000    $      300
   Convertible debt                                                                     2,570,000    $    2,570
   Deferred compensation                                                               11,900,000    $   11,900
   Management fees                                                                      3,004,338    $    3,004
   Related party debt                                                                  26,438,508    $   26,439

Net loss
                              ----------------------------------------------------------------------------------
Balance Dec 31, 2004               42,215      $  422       195,209       $ 1,952      65,509,843    $   65,510
                              ==================================================================================
Stock Issued
   Bonus                                                                                  400,000    $      400
   Professional Services                                                                3,778,000    $    3,777
   Conversion of Notes                                                                 22,808,506    $   22,808
   Warrants                                                                                15,000    $       15
Conversion Benefit on
  related party advance
Discounts on Debt
Stock for acquisition                                                                  11,752,903    $   11,752
Amortization of deferred
  compensation
Stock for conversions                                                                      45,000    $       45
Shares issued with
   financing                                                                            1,598,181    $    1,598

Net loss
                              ----------------------------------------------------------------------------------

Balance at Dec 31, 2005            45,215      $  422       195,209       $ 1,952     105,905,433    $  105,905
                              ==================================================================================

                                  Paid-In       Accumulated       Deferred       Shareholders
                                  Capital         Deficit       Compensation        Deficit
                              ----------------------------------------------------------------
Balance Dec 31, 2003            $  3,987,712    $ (5,943,934)     $       --    $  (1,941,684)
                              ================================================================
Amorization of debt
   discount                     $    960,000                                    $     960,000
Redemption termination          $    530,000                                    $     530,000
Common Stock Issued:
   Debt                         $    148,681                                    $     152,131
   Compensation                 $    515,853                                    $     519,836
   Services                     $     17,850                                    $      18,000
   Warrants                     $    213,900                                    $     215,450
   Cash                         $     49,700                                    $      50,000
   Convertible debt             $    221,769                                    $     224,339
   Deferred compensation        $    583,100                      $ (500,000)   $      95,000
   Management fees              $    417,603                                    $     420,607
   Related party debt           $  1,031,102                                    $   1,057,541

Net loss                                        $ (2,972,473)                   $  (2,972,473)
                              ----------------------------------------------------------------
Balance Dec 31, 2004               8,677,270    $ (8,916,407)     $ (500,000)   $    (671,253)
                              ================================================================
Stock Issued
   Bonus                        $    168,685                                    $     169,085
   Professional Services        $    802,054                                    $     805,830
   Conversion of Notes          $    928,712                                    $     951,520
   Warrants                     $        135                                    $         150
Conversion Benefit on
  related party advance         $  1,967,092                                    $   1,967,092
Discounts on Debt               $    937,401                                    $     937,401
Stock for acquisition           $  3,514,118                                    $   3,525,871
Amortization of deferred
  compensation                                                    $  300,000    $     300,000
Stock for conversions           $      2,455                                    $       2,500
Shares issued with
   financing                                                                    $       1,598

Net loss                                       $  (8,281,371)                   $  (8,281,371)
                              ----------------------------------------------------------------

Balance at Dec 31, 2005         $ 16,997,922   $ (17,177,778)     $ (200,000)   $    (271,577)
                              ================================================================

                      U.S. ENERGY INITIATIVES CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                          2005          2004
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               (8,261,371)   (2,972,473)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  Depreciation                                             45,536        10,271
  Amortization of deferred consulting expense              39,742
  Amortization of Debt Discount and
     Deferred Debt Costs                                  297,096       960,000
  Impairment of Intangibles                             2,724,738
  Amortization of intangibles                             273,583
  Warrants for services and warrant modification                        213,900
  Common stock issued for legal services                                 18,000
  Common stock issued for professional services           154,799
  Common stock issued for compensation                    170,000       519,836
  Common stock issued for management fees                       0       420,607
  Conversion benefit on related party advance           1,967,092
  Amortization Deferred compensation related party        300,000
  Derivative Income or expense                           (220,827)

Change in operating assets and liabilities
  Accounts receivable                                    (218,447)      (16,052)
  Inventory                                               (78,635)      (24,039)
  Accounts payable                                        356,921       (45,753)
  Accrued tax settlement                                                  5,000
  Accrued expenses                                                       (4,848)
  Related party payable                                   169,343             0
  Deferred Compensation                                                 100,000
  Sales and Payroll taxes payable                          41,993
  Prepaid and deposits                                    (24,440)        7,845
  Other current liabilities                               123,541
                                                       -----------   -----------

Net cash provided (used) by operating activities       (2,139,336)     (807,706)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                     (541,504)
  Purchase of intangible assets                          (200,000)
  Purchase of leasehold improvements                            0        (3,200)
                                                       -----------   -----------

Net cash provided (used) by investing activities         (741,504)       (3,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans to employees                                                          0
  Loans from related parties                            1,967,092       896,660
  Payments on notes payable                               (61,184)            0
  Payments on settlement                                  (40,000)      (15,006)
  Payments on tax settlement                              (58,536)     (120,279)
  Proceeds from convertible debt - Dutchess             1,289,850
  Proceeds from convertible debt - Alpha                  600,000
  Proceeds from the sale of common stock                      150        50,000
 Proceeds from exercise of warrants                                       1,550
                                                       -----------   -----------

Net cash provided (used) by financing activities        3,697,372       812,925
                                                       -----------   -----------

Net decrease in cash and cash equivalents                 816,532         2,019

Beginning cash and cash equivalents                         2,025             6
                                                       -----------   -----------

Ending cash and cash equivalents                          818,557         2,025
                                                       ===========   ===========

Please read accompanying notes

                       U.S. ENERGY INITIATIVES CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        2005                 2004
                                                                   --------------      ---------------
    Cash paid during the year for interest                         $    37,613.91      $            --
                                                                   ==============      ===============
Non-Cash investing and financing activities:

Common stock issued for settlement of debt                         $       89,030      $       152,131
                                                                   ==============      ===============

Common stock issued for conversion of convertible note             $      954,074      $       224,339
                                                                   ==============      ===============

Common stock issued for compensation                               $           --      $       512,023
                                                                   ==============      ===============

Common stock issued for services                                   $      616,000      $        18,000
                                                                   ==============      ===============

Common stock issued for warrants exercised and modification        $           --      $       215,450
                                                                   ==============      ===============

Common stock issued for deferred compensation liability            $           --      $       595,000
                                                                   ==============      ===============

Common stock issued for related party debt                         $           --      $     1,057,541
                                                                   ==============      ===============

Common stock issued for management fees                            $           --      $       420,607
                                                                   ==============      ===============

Common stock issued for Acquisition of DRV                         $    3,525,871      $            --
                                                                   ==============      ===============

Common stock issued for discount on debt                           $      285,000
                                                                   ==============

Please read accompanying notes

                        US ENERGY INITIATIVES CORPORATION


                        US ENERGY INITIATIVES CORPORATION
                      (formerly Hybrid Fuel Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

US Energy Initiatives Corporation (formerly Hybrid Fuel Systems, Inc.) (the " Company.") manufactures retrofit systems for the conversion of diesel engines to non-petroleum based fuels such as compressed natural gas. The Company manufactures and sells its systems to customers pursuant to a license agreement originally acquired on June 1, 1996 and again on August 31, 2004 with a related party. The Company has exclusive world-wide rights to all things which result from five issued and one pending U.S. Patent.

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

Intangible Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives of ten years. Intangible assets with indefinite lives will be tested for impairment yearly and will also be tested for impairment between the annual tests, should an event occur or should circumstances change that would indicate that the carrying amount may be impaired.

                        US ENERGY INITIATIVES CORPORATION


Impairment of Assets

The Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related non discounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2005 and 2004, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation.", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of December 31, 2004 and 2005, no options had been granted under the plan and therefore no compensation expense has been recognized.

Research and Development Costs

The Company charges research and development costs to expense as incurred.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

                        US ENERGY INITIATIVES CORPORATION


      Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

      Long-Term  Obligations:   The  fair  value  of  the  Company's  fixed-rate
      long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2005 and 2004, the Company did not have any long-term obligations.

Accounting For Financial Instruments

In May 2003, the FASB issued Statement of financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted SFAS 150 and its related adoption provisions as reflected and as applicable to the April 1, 2005 convertible term note transaction with Alpha Capital, the convertible term note transaction dated November 22, with Dutchess Private Equities Fund, and the executed warrant dated November 8, 2005.

Recently issued Accounting Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for small business issuers for annual periods beginning after December 15, 2005 and, therefore, will be effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS
123. Currently the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes option pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

Principles of Consolidation

                        US ENERGY INITIATIVES CORPORATION


The consolidated financial statements for the years ended December 31, 2005 and 2004 include the accounts of it principally wholly-owned subsidiary DRV Energy (collectively the "Company") . Significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern for a reasonable period, not to exceed one year. As reflected in the financial statements, the Company has negative working capital for the year ended December 31, 2005 and a loss from operations for the year 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has entered into an agreement with certain accredited investor relating to a $5,000,000 equity line which was registered with the Securities and Exchange Commission and declared effective during December 2005. Under the terms of the equity line, the Company may draw down up to $100,000 per Put. The Company believes the equity line taken together with revenues from operations will provide for our cash needs.

NOTE 2 OPERATING LEASES

Rent expense for the years ended December 31, 2005 and 2004 was $77,481 and ,$20,124 respectively.

During December 2005, the Company executed a 3,334 square foot lease for a term of five years for its corporate offices in Tampa, Florida. The monthly base rental expense is $6,668 and the lease expires on December 31, 2010. The lease has been guaranteed by a related party. The company also extended its lease on the Peachtree City facility to a ten term expiring December 31, 2015. The lease requires comprehensive coverage insurance with minimum limits of $500,000 per person and $1,000,000 per incident and property damage limits of $100,000 or the minimum amount of coverage required in the master lease, whichever is greater.

For the year ended December 31, 2004 and the first six months of the year ended December 31, 2005, the Company subleased a building from a related party on a month to month basis with the same terms and amounts as the primary lease. The monthly rental payments were $1,500.

The following is a schedule by years of the future minimum lease payments under these operating leases:

                                                    December 31,
                                                    -------------
      2006                                          $    142,776
      2007                                               150,192
      2008                                               152,660
      2009                                               155,227
      2010 and there after                               508,557
                                                    -------------
      Total minimum lease payments                  $  1,109,412

NOTE 3 RELATED PARTY TRANSACTIONS

The company has an employment agreement covering the period January 2004 through December 2005 (24 months) with White Knight SST, Inc. (WK) to provide executive management services to the company. Compensation is paid exclusively through the issuance of restricted common stock equal to a cash value of $25,000 per month total for the services of both executives. The common stock is issued pursuant to the agreement vests on a quarterly basis in advance. During the year ended December 31, 2004, the company issued approximately 12,000,000 shares of common stock for the total $600,000 compensation due. As of December 31, 2005, the Company had amortized $300,000 of the deferred related party compensation to compensation expense.

                        US ENERGY INITIATIVES CORPORATION


WK is a major stockholder and has officers who serve in management positions for the company. Per our agreement with WK, any funding provided by WK is to be repaid in common shares of stock at a conversion price of $0.04 per share. The conversion price was agreed upon in December, 2003, when the Company's stock was at $0.03 per share

License Agreement

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

In addition, the Company has a consulting agreement with Frank Davis to provide various technical consulting services. The agreement expires in 2009 but is automatically renewable annually thereafter, if not terminated by written notice. During the term of the agreement, the consultant shall receive health and dental insurance for himself and his immediate family which includes his wife, the use of a vehicle and reimbursement of certain related expenses.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2004 and 2003, property, plant and equipment, net consist of the following:

                                                        2005            2004

Machinery and equipment                             $    401,187    $    63,652
 Furniture, fixtures and equipment                  $     44,562    $     7,461
 Vehicles                                           $     41,335    $    41,336
 Leasehold improvements                             $    231,009    $     3,200
 Less accumulated depreciation and amortization     $   (152,678)   $  (107,142)
                                                    -------------   ------------

 Total                                              $    565,415    $     8,507

Depreciation expense charged to operations was $ 45,536 and $10,471 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 GOODWILL, NET

At December 31, 2005 and 2004, goodwill, consists of the following:

                                                        2005            2004
                                                    -------------   ------------

Goodwill                                            $     61,820    $        --

Less accumulated amortization                                 --             --
                                                    -------------   ------------

Total                                               $     61,820    $      0.00
                                                    =============   ============

As of December 31, 2005 goodwill represented an intangible asset resulting from the acquisition of DRV Energy. Goodwill was analyzed on December 31, 2005 for impairment as it has an indeterminant life. Based on the Company's analysis performed, an impairment loss of $51,451 was required to be recorded during the years ended December 31, 2005. For income tax purposes, no deductible expense is anticipated for the acquisition Goodwill.

NOTE 6  INTANGIBLE ASSETS, NET

As of December 31, 2005 and 2004, intangible assets, net, consist of the following:

                        US ENERGY INITIATIVES CORPORATION


                                                        2005            2004
                                                    -------------   ------------

Intellectual Property - Certifications              $  1,146,925    $        --

Less accumulated amortization                           (273,583)            --
                                                    -------------   ------------

Total                                               $    873,342    $      0.00
                                                    =============   ============

Amortization expense charged to operations was $273,583 and $0 for the years ended December 31, 2005 and 2004, respectively.

Based on the Company's analysis for impairment as of December 31, 2005, impairment losses of $2,724,738 were required to be recorded. The impairment was determined based on the loss of a significant contract related to one of the certifications.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004 are as follows:

                                                        2005           2004

Current income tax expense (benefit)                $         --    $        --
Deferred income tax expense (benefit) net
  operating loss carryforward                         (1,847,465)    (1,003,591)

Change in valuation allowance                          1,847,465      1,003,591

     Income tax expense (benefit)                   $         --    $        --

Income taxes for the years ended December 31, 2005 and 2004 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the change in the valuation allowance.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                        2005           2004
                                                    -------------   ------------

Computed tax expense at the statutory rate
Increase (decrease) in taxes resulting from:
Net loss                                            $  2,808,855    $ 1,003,591
Permanent differences:
Derivative income                                       (482,916)             0
Derivative expense                                       328,146             --
Derivative interest expense                               95,923             --
Amortization of certifications                            93,018             --
Goodwill impairment                                      926,411             --
Non deductible meals and entertainment (50%)                 808
                                                    -------------   ------------
                                                         961,390             --

Current income tax expense (benefit)                  (1,847,465)    (1,003,591)

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $13,686,200 available to offset taxable income through 2025

                        US ENERGY INITIATIVES CORPORATION


                                                        2005            2004

Net operating loss                                  $  4,653,308    $ 2,805,842
carryforwards

Valuation allowance                                 $  4,653,308    $ 2,805,842

NOTE 8 DEBT IN DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank during the years ended December 31, 2005 and 2004. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of December 31, 2005 or 2004, the full balance of the note has been reclassified as a current liability for both years.

Through the year ended December 31, 2005, we had paid $ 60,000 against the outstanding principal balance and accrued interest. The remaining principal balance as of 12/31/05 was approximately $44,000.

The Company is delinquent in the payment of payroll taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of December 31, 2005 and 2004

                                                        2005            2004

      Payroll and sales
       taxes                                        $     61,561    $    85,588
      Penalties and
       interest                                     $     13,238    $    44,506

                                                    $     74,799    $   130,094

NOTE 9 LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2005 and 2004 should have a material adverse impact on its financial condition or results of operations.

NOTE 10 STOCK OPTIONS AND WARRANTS

The Company's Stock Option Plan (" SOP.") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of
Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of December 31, 2005 and 2004, no options had been granted under the plan.

Warrants

The Company has issued warrants to purchase shares of common stock to consultants and other non employees. The company uses the Black Scholes option pricing model to value warrants issued to non employees.

The following table summarizes the Company's warrant activity:

                        US ENERGY INITIATIVES CORPORATION


                                              Number of     Weighted Average
                                               Warrants      Exercise Price

Balance as of December 31, 2003               1,582,500          $    0.58
      Modifications                           1,395,000
      Exercised                               1,550,000
      Expired                                  (565,000)

Balance as of December 31, 2004                 862,500          $    0.57
      Additions                               3,114,814
      Exercised
      Expirations                               (62,500)
Balance as of December 31, 2005               3,914,814          $    1.00

                                     Outstanding
                                       Weighted       Weighted      Warrants
                                       Average        Average    Exercisable at  Exercisable
                   Warrants           Remaining       Exercise      Exercise      Weighted
              Number Outstanding   Contractual Life    Price         Price         Average
Range of          12/31/2005           (years)       12/31/2005    12/31/2005        Price
Exercise
Prices
$.50 - $0.87      3,914,814              3.67        $     0.65     3,914,814    $    0.65

NOTE 11 SHAREHOLDERS' EQUITY

Preferred Stock

Effective February 1, 002, the Company designated 999,779 shares of previously undesignated preferred stock as Series A Preferred Stock, for which 45,215 shares are authorized and Series B Preferred Stock, for 954,563 shares are authorized.

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

                        US ENERGY INITIATIVES CORPORATION


NOTE 12 SHORT TERM OBLIGATIONS

Short-term obligations consist of the following at December 31, 2005 and 2004:

                                                                                      2005          2004
                                                                                   ------------   ---------
Convertible Note payable, collateralized by all assets, interest due in monthly
Payments at Wall Street Journal prime plus 3.00% and principal payments
commencing on August 1, 2005. (face value $600,000)                                $   209,378    $   0.00

Convertible Note Payable, collateralized by all assets, Interest due in monthly payments of $3,369.46 at 12% annum, starting in the fourth month monthly
payments of $40,498.44 per month including principle. (face value) $340,000        $   101,267    $   0.00

Convertible Note Payable, collateralized by all assets, due in monthly payments
$113,541.64 at a 0% interest rate. (face value $1,362500)                          $ 1,059,722    $   0.00

Note Payable, unsecured, due in monthly payments of $3,800, including interest
at 6.28%, through September 2006.                                                  $   190,320    $   0.00

Note Payable, unsecured due in monthly payments of $6,627.31 including interest
at 9.25%, through November 2006.                                                   $    69,606    $   0.00
                                                                                   ------------   ---------

                                                                                   $ 1,630,293    $   0.00
                                                                                   ============   =========

Debt Discount                                                                      $  (650,630)   $   0.00
                                                                                   ------------   ---------
Total                                                                              $   979,663    $   0.00
                                                                                   ============   =========

On April 1, 2005, we held our first closing pursuant to a Subscription Agreement we entered into with Alpha Capital and several accredited investors dated as of March 31, 2005, pursuant to which the investors subscribed to purchase an aggregate principal amount of $1,200,000 in secured convertible promissory notes, and Class A common stock purchase warrants which would be issued on each closing date assuming full conversion of the convertible notes issued on each such closing date. We issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

$600,000 of the purchase price was paid to us by the investors on the initial closing date of April 1, 2005. The convertible notes bear simple interest at rate equal to the "prime rate" as published in the Wall Street Journal from time to time plus 3% per annum, provided however that the interest shall not be less than 8% per annum. Interest is calculated on the basis of a 360-day year and is payable monthly, in arrears commencing on August 1, 2005. The principal amount of the convertible notes shall be amortized over a two-year period with payments commencing on August 1, 2005. Each investor shall have the right to convert the convertible notes after the date of issuance and at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock at a conversion price of $0.55 per share. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose all or a portion of our assets. The convertible notes are secured by all of our assets, pursuant to the terms of a Security Agreement, dated as of March 31, 2005 between us and Barbara Mittman, who is acting as collateral agent pursuant to the terms of a collateral agent agreement dated as of March 31, 2005.

                        US ENERGY INITIATIVES CORPORATION


On November 4, 2005, we sold $340,000 in principal amount of our five-year convertible debentures to Dutchess Private Equities Fund, II, L.P. (the "Investor"). These debentures bear interest at 12% per annum. The first $190,000 (less expenses) has been funded with an additional $150,000 to be funded immediately upon filing of a registration statement with the Securities and Exchange Commission ("SEC"). Our obligation to repay the investor is secured by a security agreement which we have granted the Investor. We have pledged all of our assets to insure repayment of this obligation.

Subject to adjustment as more fully set forth in the Debenture Agreement, the conversion price of the debenture shall be the lesser of (i) $.27 per share or;
(ii) the lowest closing bid price of the common stock between October 18, 2005 and the date of the filing with the SEC of a registration statement covering the shares issuable under the debenture.

We also issued to the Investor a warrant to purchase up to total of $85,000 worth of shares of common stock with a strike price equal to the conversion price of the debenture, as set forth above, on the date of exercise. The warrant may be exercised for a period of five years and the strike price is subject to adjustment upon the occurrence of certain events, including, without limitation, upon our consolidation, merger or sale of all of substantially all of our assets, a reclassification of our common stock, or any stock splits, combinations or dividends with respect to our common stock.

On December 21, 2005, we issued a $1,362,500 principal amount one-year promissory note (the "Note") to Dutchess Private Equity Fund, L.P. and Dutchess Private Equities Fund, II, L.P. (the "Investor") for aggregate gross proceeds of $1,090,000. The Note bears no interest. Payments made by us in satisfaction of the Note shall be made from each put from the Equity Line of Credit with the Investor given by us to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the
"Investment Agreement"). We shall make payments to the Investor in an amount equal to the greater of (i) 100% of each put to the Investor from us, or (ii) $113,541.67 until the face amount is paid in full. Our initial payment will be due on February 1, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full, with a minimum amount of $113,541.67 per month. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquated damages.

On October 31, 2005 the Company entered into an agreement with Coppermark Bank to extend a loan from DRV in the amount of $75,604. The short term note matures on November 2,2006. The monthly payment including interest at 9.25% is $6,627.

On November 22, 2005 the Company entered into an agreement with Coppermark Bank to extend a loan from DRV in the amount of $190,876. The short term note matures on September 22,2006. The monthly payment including interest at 6.28% is $3,800.

NOTE 13 EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

Convertible debt and warrants were determined to be antidilutive and therefore did not affect earnings per share.

                        US ENERGY INITIATIVES CORPORATION


                                                        2005            2004
                                                    -------------   ------------

Numerator:
     Net loss                                       $ (8,261,371)   $(2,972,473)
     Less preferred stock dividends                           --             --
                                                    -------------   ------------
Net loss available to common shareholders           $ (8,261,371)   $(2,972,473)
                                                    =============   ============

Denominator:
     Weighted average shares outstanding              88,909,988     23,857,093

     Effect of dilutive securities:
         Stock Options                                        --             --
         Convertible debt                                     --             --
         Stock Warrants                                       --             --
                                                    -------------   ------------

Weighted average fully diluted shares outstanding     88,909,988     23,857,093
                                                    =============   ============

Net earnings (loss) per common share
         Basic                                             (0.09)         (0.12)
                                                    =============   ============
         Diluted                                           (0.09)         (0.12)
                                                    =============   ============

NOTE 14 DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Convertible Debentures, (b) the Warrants issued in connection with the Convertible Debts, (c) interest rate index, and
(d) put options. These derivative financial instruments are indexed to an aggregate of 105,905,433 shares at December 31, 2005 and are carried at fair value.

At December 31, 2005 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

                                                          Exercise    Value        Value
             Expiration                                   Price Per   at Issue     at
Issue Date   Date         Instrument                      Share       Date         12/31/05
---------------------------------------------------------------------------------------------
10/15/2005   10/5/2010    1,200,000 warrants issued to
                          Membrado                        $ 0.40      $  330,000   $  210,000

3/05/2005    3/5/2010     1,600,000 warrants issued to
                          Alpha Capital                   $ 0.55      $  928,000   $  416,000

11/4/2005    11/4/2010    314,815 warrants issued to
                          Dutchess Private Equities       $ 0.27      $   85,000   $   47,222
                                                                                   ----------
Fair value of freestanding derivative instrument liabilities for options
   and warrants                                                                    $  673,222
                                                                                   ==========

                                                          Exercise    Value        Value
             Expiration                                   Price Per   at Issue     at
Issue Date   Date         Instrument                      Share       Date         12/31/05
---------------------------------------------------------------------------------------------
3/05/2005    3/5/2007     Alpha $600,000  term note       $ 0.55      $  534,091   $   45,455
11/4/2005    11/4/2010    Dutchess $340,000 term note     $ 0.27      $  340,000   $  286,481
12/20/2005   12/21/2006   Dutchess $1,362,500 term note   $ 0.27      $1,647,500   $1,086,869

Fair value of freestanding derivative instrument liabilities for options
    and warrants                                                                   $1,418,805
                                                                                   ==========

NOTE 15 ACQUISITIONS

The transaction was accounted for as a purchase. The results of operations of DRV Energy have been included in the Company's result of operations since the date of acquisition,

The aggregate cost of this acquisition was as follows:

                        US ENERGY INITIATIVES CORPORATION


Assumption of liabilities                                          $  652,956
Cash paid                                                             200,000
Common stock issued                                                 3,525,871
                                                                   ----------
                                                                   $4,378,827
                                                                   ==========

The aggregate purchase price was allocated as follows:

Accounts Receivable                                                $  134,895
Inventory                                                              47,432
Property and equipment                                                 60,941
Other assets                                                            2,075
Goodwill & Intangible Assets                                       $4,133,484
                                                                   ----------
                                                                   $4,378,827
                                                                   ==========

On August 11, 2005 Hybrid Fuel Systems completed the closing of a Share Exchange Agreement (the "Agreement") with DRV Energy, Inc., an Oklahoma corporation ("DRV" and the sole shareholder of DRV, Sheri Vanhooser (the "DRV Shareholder") that was entered into on June 29, 2005. Hybrid issued an aggregate of 11,612,903 unregistered shares of HYFS common stock, pare value $0.001 per share, and payment of $200,000 in cash. Pursuant to the Agreement, we acquired all of the outstanding equity stock of DRV from the DRV Shareholder.

DRV Energy, Inc., an Oklahoma Corporation was formed November 30, 1994 to engage in alternative fuels industry through the sales and services of vehicle conversion system. DRV is a small volume manufacturer of EPA Certified bi-fuel and dedicated natural gas and propane turnkey conversion systems. DRV Energy also has a full service alternative fuels center with slow/fast fill stations as well as compressor installation and maintenance capabilities.

NOTE 16 SUBSEQUENT EVENTS

On March 28, 2006, we completed an offering of our $1,412,500 principal amount one-year promissory note (the "Note") to Dutchess Private Equity Fund, L.P. (the "Investor") for aggregate gross proceeds of $1,130,000. The Note bears no interest. Payments made by us in satisfaction of the Note shall be made from each put from the Equity Line of Credit with the Investor given by us to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the "Investment Agreement"). We shall make payments to the Investor in an amount equal to the greater of (1) 100% of each put to the Investor from us, or (2) $117,708.33 until the face amount is paid in full. Our initial payment will be due on May 1, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full, with a minimum amount of $117,708.33 per month. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquated damages. In addition, our obligation to repay the principal and accrued interest under the Note, as well as our $1,362,500 principal amount one-year promissory note which we issued to the Investor and Dutchess Private Equities Fund, II, L.P. on December 20, 2005, is secured by all of our assets pursuant to a certain Security Agreement which we entered into with the Lender on March 23,2006.

We used a portion of the proceeds from the Note to repay outstanding promissory notes, inclusive of accrued and unpaid interest and liquidated damages in the aggregate amount of $541,542, issued pursuant to that Subscription Agreement dated March 31, 2005 (the "Subscription Agreement"). In addition, we entered into a Settlement Agreement and Release (the "Settlement Agreement") with the holders of the promissory notes on March 24, 2006 pursuant to which the holders and we agreed to release and discharge each other, and our respective officers, directors, principals, control persons, past and present employees, insurers, successors, agents and assigns from any and all actions, damages, judgments, claims, and demands existing or claimed to exist between the parties in connection with the promissory notes or the Subscription Agreement.

                        US ENERGY INITIATIVES CORPORATION


We claim an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

On March 28, 2006, the Company rendered full satisfaction of the Remaining Debentures with ALPHA CAPITAL AKTIENGESELLSCHAFT, WHALEHAVEN CAPITAL FUND LIMITED, and ELLIS INTERNATIONAL LTD. rough the payment of $541,542.00 (the "Funds") by wire transfer to the bank and account as set forth on Exhibit A hereto, and (2) reduce the exercise price to $0.19 per share for the warrants on the attached Exhibit B. Each Investor, individually, hereby agrees that they will not exercise or sell more than sixty-seven thousand five hundred (67,500) shares underlying the Warrant in any thirty (30) day period unless Hybrid's common stock is trading above forty cents ($0.40) per share. Upon receipt of the Funds, the Investors shall return, via overnight delivery, the Remaining Debentures to Hybrid. The Company agrees to file all necessary paperwork with the SEC, including any post-effective amendments, for the Investors within seven
(7) days. The Company shall agree to abide by all terms and conditions in the original Warrant with respect to registration and issuance of shares underlying the Warrant.

                        US ENERGY INITIATIVES CORPORATION


ITEM EIGHT - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM EIGHT A - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) CHANGES IN INTERNAL CONTROLS

      There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM EIGHT B - OTHER INFORMATION

      None.

                        US ENERGY INITIATIVES CORPORATION


                                    PART III

ITEM NINE - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          NAME                   AGE                      POSITION/OFFICE HELD
          ----                   ---                      --------------------

      John Stanton               57        Chairman of the Board of Directors

       Mark Clancy               50        Chief Executive Officer
                                           Chief Financial Officer
                                           Director

John Stanton - Chairman of the Board of Directors. Since December 23, 2003, John Stanton has served as our Chairman of the Board of Directors. Mr. Stanton is also the Chief Executive Officer and Chairman of the Board of Directors of Pangea Corporation (formerly White Knight). From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products Corporation. Mr. Stanton has served as Chairman and President of several public and private companies. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. Mr. Stanton worked with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton is a lifetime resident of Tampa, Florida.

Mark Clancy - Chief Executive Officer, Chief Financial Officer and Director. Since December 23, 2003, Mark Clancy has served as our Chief Executive Officer and our Chief Financial Officer and as a Director . Mr. Clancy is also the President of Pangea Corporation. Since 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly traded EarthFirst Technologies, Inc. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982. Mr. Clancy holds a Bachelors Degree in History from the University of South Florida and is a lifetime member of various academic honor societies including Phi Theta Kappa, Phi Alpha Theta and USF Arts and Sciences Honor Society.

      All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of the board of directors. Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers.

CODE OF ETHICS

      The Company has adopted a Code of Ethics and has posted our Code of Ethics on our Internet web site at hybridfuelsystems.com. Our Code of Ethics applies to all our employees and those doing business with our Company and specifically applies to our Chief Executive Officer, Chief Financial Officer and all persons serving in similar capacities.

EXECUTIVE OFFICERS OF THE COMPANY

      Officers are appointed to serve at the discretion of the Board of Directors. None of our executive officers or directors has a family relationship with any other of our executive officers or directors.

                        US ENERGY INITIATIVES CORPORATION


COMMITTEES OF THE BOARD OF DIRECTORS

We currently do not have any committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the fiscal years ended December 31, 2004 and 2005. None of the Company's executive officers have earned $100,000 per year during 2004 and 2005.

                                    Annual Compensation                      Long Term Compensation
                                 --------------------------          -------------------------------------
                                                                       Restricted     Securities
                                                       Other annual   Stock Awards    underlying     LTIP        All other
         Name and                  Salary     Bonus    compensation       ($)          options     Payouts      Compensation
    Principal Position     Year     ($)        ($)          ($)           (1)            (#)         ($)            ($)
----------------------------------------------------------------------------------------------------------------------------
John Stanton               2004   $     --   $    --    $        --   $   300,000             0     $   --        $     --
Chairman of the Board      2005   $     --   $    --    $        --   $   300,000             0     $   --        $     --

Mark Clancy (2)            2004   $     --   $    --    $        --   $   300,000             0     $   --        $     --
Chief Executive Officer    2005   $ 90,000   $    --    $        --   $   300,000             0     $   --        $     --
Chief Financial Officer
Director

      (1) Messrs Stanton and Clancy were each issued 5,950,000 restricted shares as compensation for a two year employment agreement covering the period January 2004 through December 2005.

      (2) During September 2005, the Board of Directors awarded Mr. Clancy a salary of $240,000 per year beginning September 2005.

COMPENSATION OF DIRECTORS

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

      No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2005.

                        US ENERGY INITIATIVES CORPORATION


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

      No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2005.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2005.

EMPLOYMENT AGREEMENT

      Effective August 30, 2004, we entered a 24-month Employment Agreement with our Chairman and with our Chief Executive Officer and Director. Together, these two individuals are referred to as the "Employee" for the purposes of the Employment Agreement.

      Under the terms of the agreement, the Employee is entitled to compensation at the rate of $25,000 per month (for both individuals combined), payable exclusively in restricted common shares. All restricted common shares due under the Employment Agreement were issued to Messrs. Stanton and Clancy and shall vest on a quarterly basis in advance of each quarter.

ITEM ELEVEN - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 2006, the beneficial ownership of the Company's Securities by (i) each current member of the Board of Directors of the Company, (ii) the executive officer named in the Section entitled "Executive Compensation," above; (iii) all persons or entities known by us who own more than 5% of our voting common stock, and; (iv) all current directors and executive officers of the Company as a group. On March 24, 2006, the Company had 107,858,332 shares of common stock issued and outstanding.

                                                    NUMBER OF         % OF
      NAME OF BENEFICIAL OWNER                        SHARES         CLASS
John Stanton (1)                                     19,471,948       18.05
   Chairman of the Board
Mark Clancy (1)                                      11,101,035       10.29
   Chief Executive Officer
   Chief Financial Officer
   Director
Frank Davis (2)                                       1,708,000       12.66 (3)
   Chief Technical Consultant
Sheri Vanhooser                                      11,612,903       10.70
   Vice President Business Development
Officers and Directors as a group (4 persons)        43,893,886       40.69

      (1) At year end 2005, the Company owed Messrs. Stanton and Clancy $1,080,752 which is convertible into shares of our common stock at the rate of $0.04 per share.

      (2) As part of a incentive plan, Mr. Davis is to receive 6,000,000 additional shares upon completion of the first OEM development program. In addition, various members of Mr. Davis' family own collectively approximately 5,950,000 restricted common shares.

      (3) Calculated based on the sum of Mr. Davis and his family ownership plus the shares due Mr. Davis under the OEM program.

                        US ENERGY INITIATIVES CORPORATION


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                                    EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                          NUMBER OF                WEIGHTED AVERAGE      NUMBER OF SECURITIES
                                       SECURITIES               EXERCISE PRICE OF     REMAINING AVAILABLE
                                       TO BE ISSUED UPON        OUTSTANDING           FOR FUTURE ISSUANCE
                                       EXERCISE OF              OPTIONS,              UNDER EQUITY
                                       OUTSTANDING              WARRANTS AND          COMPENSATION PLANS
                                       OPTIONS,                 RIGHTS                (EXCLUDING SECURITIES
                                       WARRANTS AND                                   REFLECTED IN COLUMN
                                       RIGHTS                                         (A)
-------------------------------------------------------------------------------------------------------------
                                               (A)                     (B)                     (C)
-------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS APPROVED BY SECURITY
HOLDERS                                        -0-                     -0-                     -0-
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS                               -0-                     -0-                     -0-
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
TOTAL                                          -0-                     -0-                     -0-
-------------------------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes pertinent agreements relating to our operations including our agreement with White Knight, our Proposed Technology License Agreement.

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

                        US ENERGY INITIATIVES CORPORATION


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

The term of the license shall expire upon the later of (i) the expiration of the last-expiring patent covered, including any extensions, or (ii) ten (10) years from the date of execution of the License Agreement. In exchange for the worldwide exclusive rights described above, we are required to make a one-time license acquisition payment of $250,000 (two hundred and fifty thousand dollars which amount would be due and payable (i) the first anniversary of the execution of the License Agreement, (ii) the Company's closing on an equity or debt financing, or a combination thereof, following the date of the License Agreement in which we receive gross aggregate proceeds in an amount no less than USD$1 million, or (iii) the sale of the 100th Unit. During 2005, we paid $100,000 of our required licensee fee and during the first quarter 2006, we completed the payment of $250,000 for the license fee.

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

3. or its Affiliates, agents, distributors or sublicenses is in material breach or default of any provision of the Proposed License Agreement which default or breach is not cured within the applicable time period;

                        US ENERGY INITIATIVES CORPORATION


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

Our Chief Technology Consulting Agreement

In order to ensure ourselves of the continuation of the technology inventor Mr. Frank Davis, we have entered a Consulting Agreement between the Company and Electronic Controls Technology LLC (the " Consulting Agreement."). Under the terms of the Consulting Agreement, we are to compensate Electronic Fuel Technology LLC $7,000 per month until we complete our current verification after which we are to remit $12,000 per month. In exchange for such compensation, Electronic Controls Technology LLC . We opted to increase the monthly payment from $7,000 to $12,000 effective January 1, 2005. The Consulting Agreement further requires we provide health insurance to Mr. Frank Davis and his wife which was effective January 1, 2005. Under the terms of the Consulting Agreement, ECT shall:

1. provide general advice, guidance and counsel to, and consult with, senior management of Hybrid with respect to all aspects of Hybrid's business; and

2. shall explain to senior management of Hybrid, in such detail as may be reasonably requested by Hybrid, the current condition, history and prospects of Hybrid and its predecessors, including with respect to operating, financial and organizational matters; manufacturing, marketing, planning and other activities; inventions, patents, patent applications, and other intellectual property rights and interests; relationships with stockholders, subsidiaries, affiliates, employees, suppliers, customers, advisers, consultants and others; transactions; and other matters as may be reasonably requested by Hybrid; and

3. deliver to Hybrid, in good condition, all Confidential Information and all files, documents and other books and records, in whatever form or media, relating to Hybrid's business or its history, prospects, financial condition or results of operations; and

4. shall maintain a regular, ongoing and routine physical presence at the Atlanta area research, development, and distribution center of Hybrid.

EMPLOYMENT AGREEMENT

Effective August 30th, 2004, we entered a 24-month Employment Agreement with our Chairman and with our Chief Executive Officer and Director. Together, these two individuals are referred to as the "Employee" for the purposes of the Employment Agreement.

Under the terms of the agreement, the Employee is entitled to compensation at the rate of $25,000 per month (for both individuals combined), payable exclusively in restricted common shares. All restricted common shares due under the Employment Agreement were issued to Messrs. Stanton and Clancy and shall vest on a quarterly basis in advance of each quarter.

ITEM 13 - EXHIBITS

Exhibits

                        US ENERGY INITIATIVES CORPORATION


The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB:

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

                        US ENERGY INITIATIVES CORPORATION


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

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

31.2 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate fees billed by BBK for professional services rendered for the audits of the Company's annual financial statements for the years ended December 31, 2005 and 2004 were approximately $68,117 and $65,000 respectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the years ended December 31, 2005 and 2004.

                        US ENERGY INITIATIVES CORPORATION


Tax Fees. The Company did not engaged BBK for professional services regarding tax advice or return preparation.

All Other Fees. There were no fees billed by BBK for services rendered to the Company, other than the services covered above for the years ended December 31, 2005 and 2004.

                        US ENERGY INITIATIVES CORPORATION


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 17th day of April, 2006.

                                        Hybrid Fuel Systems, Inc.

                                        By: /s/ Mark Clancy
                                        Mark Clancy
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 17, 2006.

/s/ John Stanton        Chairman of the Board of Directors
John Stanton

/s/ Mark Clancy         Chief Executive Officer (Principal Executive Officer)
Mark Clancy             and Chief Financial Officer (Principal Financial
                        Officer) and Director