Form 10QSB
period 2006-03-31
US Energy Initiatives CORP
filed 2006-05-22
CIK 1107955

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 QSB

                                   (Mark One)

     [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

                                       or

    [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-51789

                       US ENERGY INITIATIVES CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                      58  2267238
            -------                                      -----------
  (State  or  other  jurisdiction  of                 (I.R.S. Employer
   incorporation  or  organization)                 Identification  No.)



            2701 North Rocky Point Drive, Suite 325, Tampa, Florida 33607
            -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 287 5787
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [__] No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 2006, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding and 110,143,319 of its $0.001 par value common shares outstanding.

                               HYBRID FUEL SYSTEMS
                              Report on Form 10QSB
                     for the period ended March 31, 2006

                                     PART I

Item  1  -  Financial  Statements

Consolidated Balance Sheet for the three month period ended March 31, 2006 and the annual period ended December 31, 2005

Statement  of  Operations  for  the  three  month  period ended
March 31, 2006  and 2005

Statement  of  Cash  Flows  for  the  three month period ended
March 31, 2006 and 2005

Notes  to  Financial  Statements

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

                       US ENERGY INITIATIVES CORPORATION
                           CONSOLIDATED BALANCE SHEET
        For the Three Months Period Ended March 31, 2006 (unaudited) and annual period ended December 31, 2005 (audited)

                                                               MARCH 31,      DECEMBER 31,
                                                                       2006            2005
                                                                 (UNAUDITED)       (AUDITED)
ASSETS
Current Assets
Cash                                                           $    393,803   $     818,557
Accounts Receivable, net of $12,000 allowance
in 2006 and 2005, respectively                                      304,257         370,777
Other receivables                                                     2,200               -
Prepaid expenses and deposits                                        84,751          32,286
Inventories                                                         136,381         162,690
Deferred consulting                                                 422,259         576,258
Deferred debt costs                                                 659,006         397,671
                                                               -------------  --------------

Total current assets                                              2,002,657       2,358,239

Property plant & equipment, net                                     564,250         565,415
Goodwill                                                             61,820          61,820
Intellectual property certifications, net                           850,360         873,342
                                                               -------------  --------------

Total Assets                                                      3,479,087       3,858,816
                                                               =============  ==============



LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts Payable                                               $    457,688   $     526,001
Debt in litigation                                                  109,868         109,868
Advanced deposits                                                    58,633          58,133
Due to related parties                                               26,540         176,540
Due to related parties, convertible debt                          1,148,752       1,080,752
Notes payable                                                     2,196,639       1,630,293
Discount on Debt                                                   (563,360)       (650,630)
Derivative liability                                              1,464,335         841,010
Debt in default                                                     106,593         106,593
Convertible debt in default                                          75,700          75,700
Sales and payroll taxes payable                                     109,428         113,552
Other current liabilities                                            62,361          62,581
                                                               -------------  --------------

Total current liabilities                                         5,253,177       4,130,393
                                                               -------------  --------------

Total Liabilities                                                 5,253,177       4,130,393

SHAREHOLDERS DEFICIT

Shareholders' deficit

Preferred A stock (.01 par value; 42,215 shares authorized;             422             422
42,215 shares issued and outstanding)

Preferred B stock (.01 par value; 954,563 shares authorized;          1,952           1,952
195,209 shares issued and outstanding)

Common stock (.001 par value; 150,000,000 shares authorized         109,854         105,905
respectively;  109,854,116 and 105,905,433 shares issued and outstanding, respectively)

Additional paid-in capital                                       17,447,663      16,997,922
Deferred Compensation                                              (125,000)       (200,000)
Accumulated deficit                                             (19,208,981)    (17,177,778)
                                                               -------------  --------------

Total shareholders' deficit                                      (1,774,090)       (271,577)
                                                               -------------  --------------

Total liabilities and shareholders' deficit                    $  3,479,087   $   3,858,816
                                                               =============  ==============

                       US ENERGY INITIATIVES CORPORATION
                            STATEMENT OF OPERATIONS
         For the Three Months Ended March 31, 2006 and 2005(unaudited)
                                                 MARCH 31       MARCH 31
                                                         2006          2005
                                                   (UNAUDITED)     (AUDITED)
                                                 -------------  ------------


REVENUES
Revenues from product sales and related income   $    168,100   $    18,163

Cost of product sales                                (159,091)      (10,832)
                                                 -------------  ------------

GROSS PROFIT                                            9,009         7,331
                                                 -------------  ------------

EXPENSES
Operating expenses
Consulting and professional fees                      360,397       168,187
Research & development                                  9,469        41,647
Compensation                                          414,213       362,830
Amortization & Depreciation                            44,918         3,107
Rent                                                   28,380        15,171
Insurance                                              65,278           710
Other operating expenses                               88,520        48,436
                                                 -------------  ------------

 Total expenses                                     1,011,175       640,088
                                                 -------------  ------------

Loss from operations                               (1,002,166)     (632,757)

Other Expenses (income)
Interest expense                                      330,051       513,182
Other income                                             (529)       (2,637)
Derivative Expenses                                   699,430             -
                                                 -------------  ------------

(Income) loss from other expenses                   1,028,952       510,545

Net loss                                            2,031,118    (1,143,302)

Basic and diluted loss per share                 $       0.02   $     (0.02)

Basic and diluted weighted average number of
common shares outstanding                         106,709,351    75,893,482

                       US ENERGY INITIATIVES CORPORATION
                            STATEMENT OF CASH FLOWS
         For the Three Months Ended March 31, 2006 and 2005 (unaudited)

                                                           MARCH 31,    MARCH 31,
                                                             2006         2005
                                                          -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  (2,031,118)  (1,143,302)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  Depreciation                                                21,935        3,106
  Amortization of deferred consulting expense                153,999
  Amortization of deferred debt costs                       (111,165)
  Amortization of debt discount                               78,296      510,957
  Amortization of intangibles                                 22,983
  Common stock issued for professional services               52,813      151,000
  Conversion benefit on related party advance                 68,000
  Amortization of deferred compensation related party         75,000       75,000
  Derivative Income or expense                               914,509

Change in operating assets and liabilities
  Accounts receivable                                         66,494       (6,755)
  Inventory                                                   26,310       (6,071)
  Accounts payable                                           (57,450)      (4,112)
  Related party payable                                     (150,000)
  Sales and payroll taxes payable                             (4,122)
  Prepaid and deposits                                       (57,385)     (75,442)
  Other current liabilities                                142,522      (8,553)
                                                          -----------  -----------

Net cash provided (used) by operating activities          (851,093)    (504,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (20,771)     (46,067)
                                                          -----------  -----------

Net cash provided (used) by investing activities             (20,771)     (46,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans to employees                                          (2,200)
  Loans from related party                                    68,000      551,895
  Payments on notes payable                                 (852,537)
  Payments on settlement
  Payments on tax settlement
  Proceeds from convertible debt - Dutchess                1,040,000
  Proceeds from sale of common stock                         223,847
  Proceeds from exercise of warrants                              --          150
                                                          -----------  -----------

Net cash provided (used) by financing activities             447,110      552,045

Net decrease in cash and cash equivalents                   (424,754)       1,806

Beginning cash and cash equivalents                          818,557        2,025
                                                          -----------  -----------

Ending cash and cash equivalents                             393,803        3,831

  Supplemental Disclosure of Cash Flow Information

  Cash Paid during the year for interest                      30,900


  Amortization of common stock issued for deferred            75,000       75,000
  compensation

  Amortization of Debt Discount                               78,296      510,987

  Common Stock issued for discount on debt                   366,026

  Common Stock issued for conversion of convertible note     341,765

                        US ENERGY INITIATIVES CORPORATION
                     Notes to Unaudited Financial Statements
            For the Three Month period ended March 31, 2006 and 2005

NOTE  1  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE  2  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

US Energy Initiatives Corporation (formerly Hybrid Fuel Systems, Inc.) (the " Company.") manufactures systems for the conversion of diesel engines to non-petroleum based fuels such as compressed natural gas. The Company manufactures and sells systems to customers pursuant to a license agreement originally acquired on June 1, 1996 and again on August 31, 2004 with a related party. The Company has exclusive world-wide rights to all things which result from five issued and one pending U.S. Patent.

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

Intangible  Assets

Intangible assets consist primarily of goodwill and intellectual property. Effective April 1, 2002 with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives of ten years. Intangible assets with indefinite lives will be tested for impairment annually and when an event occurs that would indicate that the carrying amount may be impaired.

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

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2006 and 2005, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue  Recognition

Revenues are recognized when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

Stock  Based  Compensation

The Company has adopted SFAS No. 123R, "Accounting for Stock Based Compensation" as of January 1, 2006. For the period ended March 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of March 31, 2005 and 2006, no options had been granted under the plan and therefore no compensation expense has been recognized.

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

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2006 and 2005, the Company did not have any long-term obligations.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for annual periods beginning after December 15, 2005 and, therefore, was effective for the Company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. As of the adoption of SFAS 123R, on January 1, 2006, the company did not have any unvested outstanding options and therefore did not need to select or apply a transition method as of March 31, 2006.

Principles  of  Consolidation

The consolidated financial statements for the quarter ended March 31, 2006 include the accounts of the principally wholly-owned subsidiary DRV Energy
(collectively the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation. The period ended March 31, 2005 did not include the accounts of the principally wholly-owned subsidiary DRV Energy, as the Company had not acquired the subsidiary at that time.

Going  Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern for a reasonable period, not to exceed one year. As reflected in the financial statements, the Company has negative working capital for the period ended March 31, 2006 and a loss from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has adequate financing in place and subsequent to December 31, 2005 has completed significant trials on its new conversion kits and has received initial potential orders for sales so as to provide funding for the continued operations of the Company.

In addition, the Company has entered into an agreement with certain accredited investor relating to a $5,000,000 equity line which was registered with the Securities and Exchange Commission and declared effective during December 2005. Under the terms of the equity line, the Company may draw down up to $100,000 per Put.

NOTE  3  RELATED  PARTY  TRANSACTIONS

White Knight (WK) is a major stockholder and has officers who serve in management positions for the company. Per our agreement with WK, any funding provided by WK is to be repaid in common shares of stock at a conversion price of $0.04 per share. The conversion price was agreed upon in December, 2003, when the Company's stock was at $0.03 per share.

As of the period ended March 31, 2006 , $1,148,752 is outstanding debt due to WK. Through the quarter ended March 31, 2006 WK advanced a total of $68,000.

The company has an employment agreement with White Knight SST, Inc. (WK) to provide executive management services to the company. Compensation is paid exclusively through the issuance of restricted common stock equal to a cash value of $25,000 per month total for the services of both executives. The common stock is issued pursuant to the agreement vests on a quarterly basis in advance. During the year ended December 31, 2004, the company issued approximately 12,000,000 shares of common stock for the total $600,000 compensation due. As of March 31, 2006, the Company had amortized $75,000 of the deferred related party compensation to compensation expense.

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

NOTE  4  GOODWILL,  NET

At  March  31,  2006  and  2005,  goodwill,  net,  consists  of  the  following:

                                     3/31/2006                         3/31/2005
                                     ---------                         ---------
Goodwill                             $  61,820                         $      -

Less  accumulated  amortization             -                                 -
                                     ---------                         ---------

Total                                $ 61,820                          $   0.00
                                     =========                         =========

As of March 31, 2006 goodwill represented an intangible asset resulting from the acquisition of DRV Energy. Goodwill was analyzed on March 31, 2006 for impairment as it has an indeterminant life. Based on the Company's analysis performed, no impairment loss was required to be recorded during the period ended March 31, 2006. For income tax purposes, no deductible expense is anticipated for the acquisition Goodwill.

NOTE  5  INTANGIBLE  ASSETS,  NET

As of March 31, 2006 and 2005, intangible assets, net, consist of the following:


                                                3/31/2006          3/31/2005
                                                ---------          ---------

Intellectual Property - Certifications         $1,146,925          $       -

Less  accumulated  amortization                  (296,565)                 -
                                                ---------          ---------

Total                                           $ 850,360          $    0.00
                                                =========          =========

Amortization expense charged to operations was $22,982 and $0 for the period ended March 31, 2006 and 2005, respectively.

Based on the Company's year end analysis for impairment losses of $2,724,738 were required to be recorded as of December 31, 2005. The impairment was determined based on the loss of a significant contract related to one of the certifications.

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

Series B Preferred Stock is convertible, at the option of the holder at anytime, into shares of the Company's common stock as determined by dividing the lower of $.09 or the price per share paid by the holder of the Series B Preferred Stock by a conversion price determined on the date the related certificate is surrendered. The conversion price is subject to periodic adjustment and is initially established at $.00773. Series B Preferred Stock is automatically convertible into shares of the Company's common stock upon (i) the date specified by vote or written consent or agreement of holders of at least three quarters of the shares of Series B Preferred Stock outstanding, or (ii) upon the closing of the sale of Company's common stock in a firm commitment, Underwritten public offering registered under the Securities Act in which the Company receives gross proceeds of no less than $20 Million. Series B Preferred Stock has a liquidation preference of the greater of $.09 per share or the amount that such share would be entitled to upon liquidation or distribution. The Series B Preferred Stock has voting rights, except as to the election of directors, equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. The Series B Preferred Stockholders have the right to elect one director of the Company.

NOTE  7  DEBT  IN  DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank through March 31, 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of March 31, 2006, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of 03/31/06 was approximately $44,000.

The Company is delinquent in the payment of payroll taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities. Amounts in arrears for delinquent taxes, along with estimated penalties and interest assessed by the taxing authorities are as follows, as of March 31, 2006 and 2005


                                   2006            2005
                               -----------     -----------
Payroll  and  sales
 taxes                         $   51,410      $   92,537
Penalties  and
 interest                      $    8,388      $   29,890
                               -----------     -----------
                               $   59,798      $  122,427

NOTE  8  LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2006 and 2005 should have a material adverse impact on its financial condition or results of operations.

NOTE  9  STOCK  OPTIONS  AND  WARRANTS

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

Warrants

The Company grants warrants for purchase of shares of common stock to consultants and other non employees. The Company uses the Black Scholes option pricing model to value warrants issued to non employees. During the quarters ended March 31, 2006 and 2005, no warrants were granted.

NOTE 10 DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Convertible Debentures, (b) the Warrants issued in connection with the Convertible Debts, (c) interest rate index, and
(d) put options. These derivative financial instruments are indexed to an aggregate of 6,921,991 shares at March 31, 2006 and are carried at fair value.

At March 31, 2006 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

                                                             Exercise             Value               Value
             Expiration                                     Price Per            at Issue               at
Issue Date      Date          Instrument                      Share                Date              03/31/06

10/15/2005     10/5/2010     1,200,000 warrants issued to
                             Membrado                         $0.40              $330,000            $216,000

3/05/2005       3/5/2010     1,600,000 warrants issued to
                             Alpha Capital                    $0.19              $928,000            $298,199

11/4/2005      11/4/2010     314,815 warrants issued to
                             Dutchess Private Equities        $0.27              $ 85,000            $ 59,815
                                                                                                    ----------
Fair value of freestanding derivative instrument liabilities for options and warrants               $ 574,014
                                                                                                    ----------
                                                                                                    ----------

                                                             Exercise             Value               Value
             Expiration                                     Price Per            at Issue               at
Issue Date      Date          Instrument                      Share                Date              03/31/06

11/4/2005    11/4/2010       Dutchess $340,000 term note     $0.27              $340,000             $83,068
12/20/2005   12/21/2006      Dutchess $1,362,500 term note   $0.27            $1,647,000            $336,420
3/23/2006    3/23/2007       Dutchess $1,412,500 term note   $0.27            $1,778,526            $470,833

Fair value of freestanding derivative instrument liabilities for term notes                        $ 890,321

NOTE  11  DEBT  FINANCING

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

We used a portion the proceeds from the Note to repay our outstanding principal amount promissory notes, inclusive of accrued and unpaid interest and liquidated damages in the aggregate amount of $541,542, issued pursuant to that certain Subscription Agreement dated March 31, 2005 (the "Subscription Agreement"). In addition, we entered into a Settlement Agreement and Release (the "Settlement Agreement")with the holders of the promissory notes on March 24, 2006 pursuant to which the holders and we agreed to release and discharge each other, and our respective officers, directors, principals, control persons, past and present employees, insurers, successors, agents and assigns from any and all actions, damages, judgments, claims, and demands existing or claimed to exist between the parties in connection with the promissory notes or the Subscription Agreement.

We claim an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

On March 28, 2006, the Company rendered full satisfaction of the Remaining Debentures with ALPHA CAPITAL AKTIENGESELLSCHAFT, WHALEHAVEN CAPITAL FUND LIMITED, and ELLIS INTERNATIONAL LTD.through the payment of $541,542.00 (the "Funds") by wire transfer to the bank and account. The agreement also reduces the exercise price to $0.19 per share for the warrants. Each Investor, individually, hereby agrees that they will not exercise or sell more than sixty-seven thousand five hundred (67,500) shares underlying the Warrant in any thirty (30) day period unless the Company's common stock is trading above forty cents ($0.40) per share. Upon receipt of the Funds, the Investors shall return, via overnight delivery, the Remaining Debentures to the company. The Company agrees to file all necessary paperwork with the SEC, including any post-effective amendments, for the Investors within seven (7) days. The
Company shall agree to abide by all terms and conditions in the original Warrant with respect to registration and issuance of shares underlying the Warrant.

NOTE  12  SUBSEQUENT  EVENTS

- On March 28, 2006, we issued a Term Sheet and May 15th we drafted final closing documents to acquire a custom electronic manufacturing enterprise. The most expensive component in our dual fuel system is the electronic control unit. Through this acquisition, we will realize a meaningful reduction in our cost of goods as well as a heighten degree of control over timing and quality. This acquisition, if successful, would also allow us to keep exclusively in-house all of our proprietary codes and confidential information. We will also engage this enterprise in assignments outside of our needs thereby expanding our overall revenue model with a business highly complimentary to our core purpose.

- On March 27, 2006, we were notified that our dual fuel technology has been awarded an annual contract by a significant international automotive original equipment manufacturer (OEM) for initial use of our system in Asian markets. On May 18th we finalized components of the final contracting agreement. We believe this annual contract will begin to impact our revenues during the fourth quarter 2006.

- On March 26, 2006, we announced completion of a dual fuel system for a major Chinese OEM. During April we completed a field installation in western
China  and  during  May,  we  began  fuel  consumption  trials.

- During April 2006, we finalized a dual fuel system and finalized an installation in Korea for an international automotive OEM. This OEM has informed us they are developing an after-treatment system so that our dual fuel kit, when used on their engine platform, can meet or exceed EU 3 and 4 emission standards.

- On May 17th 2006, we finalized a new dual fuel system for a domestic governmental entity in Ohio and conducted training at our facility in PeachTree City, Georgia. The finalized system will now undergo a minimum three month field trial.

- On May 10, 2006, we acquired a world wide non-exclusive license agreement for the Catalytic Activated Vacuum Distillation (CAVD) technology from EarthFirst Technologies, Inc., (OTCBB: EFTI) Under the terms of the license, US Energy shall issue 1,000,000 restricted common shares to be held by EFTI or distributed amongst the EFTI shareholders of record. In addition, US Energy shall pay a fee of 5% of revenues of all sales related to the licensed technology. The license grants to HYFS a world-wide non-exclusive right to commercialize the CAVD technology and to manage the previous agreement with Internal Hydro International. In our opinion, the CAVD technology has shown great promise in the biofuel space. For example, we have completed initial runs of Dried Distillers Grains with Solids (DDGS) producing a gas with over 700 Btus per cubic foot. DDGS is a coproduct of the ethanol production process also used as a high nutrient feed valued by the livestock industry. We believe we can employ this technology to launch our biofuels initiative to develop our signature biofuel which, when used in conjunction with our dual-fuel conversion systems, allows a diesel engine to exceed Environmental Protection Agency 2010 emission standards. A second aspect to our development path is to render the equipment scaleable so that a fleet can locate a small production unit on-site and produce their own biofuel using our feedstock.

- On May 10, 2006 we received the second installment from Internal Hydro International, Inc. (OTCBB: IHDR) ("Hydro") relating to sub-licensing rights for the Catalytic Activated Vacuum Distillation (CAVD) technology. A final payment due relating to the licensing of two US states is payable in approximately ten days. Under the terms of the sub-license Internal Hydro has agreed to enter into a definitive agreement, pursuant to which it shall pay a one-time license fee of $500,000 for exclusive rights to deploy the CAVD technology in the European Union. A $100,000 down payment on the initial licensing fee has been paid by Internal Hydro. The payment received today marks the second of three payments relating to one-time licensing fees for the States of Minnesota and Iowa. The agreement will also provide for HYFS to be paid a royalty of $100,000 for each European country in which Internal Hydro intends to establish an operational CAVD plant. In addition, Internal Hydro will pay HYFS a one-time license fee of $250,000 per state for rights to deploy the technology as well as a royalty stream equal to 5% of gross revenue per plant excluding carbon credits and tire tipping fees. Further, Internal Hydro will maintain the right of first refusal to Tennessee, Illinois, Louisiana and Minnesota at a predetermined license arrangement of $250,000 per state.

Item  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operations

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Overview

US Energy Initiatives Corporation is engaged in the automotive aftermarket principally through developing and commercializing systems which convert diesel engines to operate on natural gas. The Company's principal technology is embodied in five US Patents and several foreign patents pending licensed to US Energy on a world-wide exclusive basis. We have sought to insert our technology into the marketplace through original equipment manufacturers (OEM) parallel with expanding our direct-to-consumer activities.

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

Three  Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Our current assets decreased approximately 15% from $2,358,239 at the year ended December 31, 2005 to $2,002,657 for the period ended March 31, 2006 and during this same period our total assets decreased by approximately 10% from $3,858,816 to $3,479,087. Total liabilities during this period increased by approximately 27% from $4,130,393 at the year ended December 31, 2005 to $5,253,177 at March 31, 2006. Our Shareholders' Deficit increased during this three month period from $(271,577) at the year ended December 31, 2005 to $(1,774,090) at March 31, 2006.

In comparing profit and loss during the three month period ended March 31, 2005 and 2006, our revenue and gross profits increased by 826% and 23%, respectively from $18,163 and 7,331 to $168,100 and $9,009. The increase in revenues during this period were principally due to our acquisition of DRV Energy and the EPA certified systems which were a part of that acquisition. Comparing these two periods, our operating expenses increased 58% from $ 640,088 for the three months period ended March 31, 2005 to $1,011,175 for the period ended March 31, 2006. Our net loss for the three months period increased approximately 78% from $(1,143,302) for the three months ended March 31, 2005 to $(2,031,118) for the three month period ended March 31, 2006.

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

Item  3  Controls  and  Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  2  -  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

None

Item  3  -  Defaults  Upon  Senior  Securities

The Company did not meet the payment terms on the note payable to Peachtree National Bank through March 31, 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of March 31, 2006, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of March 31, 2006 was approximately $44,000.

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

                        US ENERGY INITIATIVES CORPORATION

                               By: /s/  MARK  CLANCY
                                   ----------------
                                   Mark  Clancy
                                   Chief  Executive  Officer
                                   (Principal Executive Officer),
                                   Chief  Financial  Officer
                                   (Principal Accounting Officer)

Date:  May  22,  2006