Form 10QSB
period 2006-06-30
US Energy Initiatives CORP
filed 2006-08-17
CIK 1107955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 QSB
(Mark One)
 [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2006

                                       or

 [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-51789

                        US ENERGY INITIATIVES CORPORATION
                        ---------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [__] No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 11, 2006, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding and 122,881,674 of its $0.001 par value common shares outstanding.

                              US ENERGY INITIATIVES
                              REPORT ON FORM 10QSB
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006

                                     PART I

Item  1  -  Financial  Statements

Consolidated  Balance  Sheets June 30, 2006  (unaudited) and the  year   ended
December  31,  2005 (audited)

Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 (unaudited)

Notes  to  Consolidated  Financial  Statements

Item 2 - Management's Discussion and Analysis of Financial Condition or Plan of Operation

Item  3  -  Controls  and  Procedures

                                     PART  II

Item  1  -  Legal  Proceedings

Item  2  -  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

Item  3  -  Defaults  Upon  Senior  Securities

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5  -  Other  Information

Item  6  -  Exhibits

                                   US ENERGY INITIATIVES CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                        June 30, 2006 (unaudited) and December 31, 2005 (audited)
                                                                                June 30,     December 31,
                                                                                  2006           2005
                                                                             -------------  -------------
                                                                              (unaudited)     (audited)

                                                ASSETS

Current Assets

Cash                                                                         $    141,344   $    818,557
Accounts Receivable, net of $70,000 and $12,000  respectively                     319,721        370,777
Other assets     3,710     -
Prepaid expenses and deposits                                                      41,042         32,286
Inventories                                                                       292,518        162,690
Deferred consulting                                                               268,260        576,258
Deferred debt costs                                                               444,680        397,671
                                                                             -------------  -------------
  Total current assets                                                          1,511,275      2,358,239

Property, plant & equipment, net                                                  608,137        565,415
Goodwill                                                                           61,820         61,820
Intellectual property, certifications, net                                        827,377        873,342
Purchase price subject to allocation                                              543,627              0
                                                                             -------------  -------------

                                                                             $  3,552,236   $  3,858,816
                                                                             =============  =============

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                             $    521,183   $    526,001
Debt in litigation                                                                109,868        109,868
Advanced deposits                                                                 106,936         58,133
Due to related parties                                                             20,970        176,540
Due to related parties,convertible debt                                         1,498,752      1,080,752
Notes payable                                                                   1,944,507      1,630,293
Discount on debt                                                                 (401,050)      (650,630)
Derivative liability                                                            1,149,315        841,010
Debt in default                                                                   106,593        106,593
Convertible debt in default                                                        68,200         75,700
Sales and payroll taxes payable                                                    95,750        113,552
Other current liabilities                                                         177,440         62,581
                                                                             -------------  -------------
     Total current liabilities                                                  5,398,464      4,130,393
                                                                             -------------  -------------
Total Liabilities                                                               5,398,464   $  4,130,393

Shareholders' Deficit
Preferred A stock (.01 par value; 42,215 shares authorized and outstanding            422            422
Preferred B stock (.01 par value; 954,563 shares authorized; 195,209
shares outstanding                                                                  1,952          1,952
Common stock (.001 par value; 150,000,000 shares authorized;
116,662,674 and 105,905,433 shares issued and outstanding, respectively           116,663        105,905
Additional paid-in capital                                                     19,804,935     16,997,922
Deferred compensation                                                             (50,000)      (200,000)
Accumulated deficit                                                           (21,720,200)   (17,177,778)
                                                                             -------------  -------------
Total shareholders' deficit                                                    (1,846,228)      (271,577)
                                                                             -------------  -------------
Total Liabilities and Shareholders' Deficit                                  $  3,552,236   $  3,858,816
                                                                             =============  =============

                                                   US ENERGY INITIATIVES CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the Three and Six Month Periods Ended June 30, 2006 and 2005 (unaudited)

                                                                          Three Months   Three Months    Six Months     Six Months
                                                                              Ended          Ended          Ended          Ended
                                                                          June 30, 2006  June 30, 2005  June 30, 2006  June 30, 2005
                                                                          -------------  -------------  -------------  -------------
Revenue                                                                   $    257,585   $     35,574   $    425,685   $     53,737
Cost of sales                                                                   38,649         18,175        197,740         29,007
                                                                          -------------  -------------  -------------  -------------
Gross Profit                                                                   218,936         17,399        227,945         24,730


Operating Expenses
Consulting and professional                                                    735,310        250,855      1,095,707        405,884
Research & Development                                                          16,642         38,207         26,111         79,854
Compensation                                                                   717,153        208,307      1,131,366        571,504
Depreciation and Amortization                                                   45,007          5,700         89,925          8,806
Rent                                                                            44,609         20,190         72,989         35,150
Insurance                                                                       66,144          9,325        131,422         10,035
Other operating expenses                                                        85,077         27,553        173,597         88,991
                                                                          -------------  -------------  -------------  -------------
                                                                             1,709,942        560,137      2,721,117      1,200,224
                                                                          -------------  -------------  -------------  -------------

Loss from operations                                                        (1,491,006)      (542,738)    (2,493,172)    (1,175,494)

Other Income (Expense)
Derivative gain (loss)                                                         357,878                      (341,552)
Interest expense                                                            (1,325,227)      (294,664)    (1,655,278)      (807,846)
Loss on extinguishment of debt                                                 (53,443)                      (53,443)
Miscellaneous                                                                      529         (1,739)         1,108              0
                                                                          -------------  -------------  -------------  -------------
                                                                            (1,020,263)      (296,403)    (2,049,165)      (807,846)
                                                                          -------------  -------------  -------------  -------------
Net loss                                                                  $ (2,511,269)  $   (839,141)  $ (4,542,337)  $ (1,983,340)
                                                                          =============  =============  =============  =============
Basic and diluted weighted average common shares outstanding               114,161,347     83,354,971    110,443,645     82,239,165
                                                                          =============  =============  =============  =============
Basic and diluted loss per share                                          $      (0.02)  $      (0.01)  $      (0.04)  $      (0.02)
                                                                          =============  =============  =============  =============

                                     US ENERGY INITIATIVES CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Month Periods Ended June 30, 2006 and 2005 (unaudited)
                                                                               Six Months    Six Months
                                                                                 Ended          Ended
                                                                             June 30, 2006  June 30, 2005
                                                                             -------------  -------------
Cash flows from operating activities
Net Loss                                                                     $ (4,542,337)  $ (1,983,340)
Adjustments to reconcile net income to
   net cash provided (used) by operating activities
     Common stock issued for services                                             576,313        151,000
     Depreciation                                                                  43,960          8,806
     Amortization of deferred compensation                                        150,000        150,000
     Amortization of debt discount and
       deferred debt cost                                                         941,097        785,957
     Amortization of deferred consulting                                          307,998
     Amortization of intangibles                                                   45,965
     Conversion benefit on related party advance                                  418,000
     Loss on extinguishment of debt                                                53,443
     Derivative (income) expense                                                  341,552
     Advance Deposits                                                              21,400

Change in operating assets and liabilities
     Accounts Receivable                                                          184,413        (25,060)
     Inventory                                                                     23,175        (17,177)
     Prepaid & deposits                                                            (8,756)      (271,515)
     Other assets                                                                  (1,400)
     Accounts payable                                                            (153,625)        26,658
     Accrued liabilities                                                           74,403        (30,792)
                                                                             -------------  -------------
Net Cash Provided (used) by operating activities                               (1,524,399)    (1,205,463)

Cash flows from Investing Activities
     Purchase of property and equipment                                           (26,397)       (72,234)
     Business acquisition                                                        (292,635)
     Cash acquired in business acquisition                                         63,049
     Loan                                                                                         (9,571)
                                                                             -------------  -------------
Net cash provided (used) by investing activities                                 (255,983)       (81,805)

Cash flows from Financing Activities
     Loans from related parties                                                   418,000        772,093
     Proceeds from exercise of warrants                                                              150
     Payment to related parties                                                  (162,290)        (7,000)
     Proceeds from notes payable                                                1,812,394        600,000
     Payments on Notes payable                                                   (964,935)       (53,932)
                                                                             -------------  -------------
Net cash provided (used) by financing activities                                1,103,169      1,311,311

Net increase (decrease) in cash and cash equivalents                             (677,213)        24,043
Beginning cash and cash equivalents                                               818,557          2,025
                                                                             -------------  -------------
Ending cash and cash equivalents                                             $    141,344   $     26,068
                                                                             =============  =============
Supplement disclosure of cash flow information

Cash paid during the year for interest                                       $     38,045   $     15,907
Common stock issued for services                                             $    576,314   $    151,000
Common stock issued for reduction in debt                                    $  1,457,345
   Common stock issued to raise convertible debt                             $    418,000
   Common stock issued as debt discount                                      $    366,026
   Amortization of Common Stock issued
     for deferred compensation                                               $    150,000   $    150,000
                                                                             =============  =============

                        US ENERGY INITIATIVES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Six Month periods ended June 30, 2006 and 2005
                                   (unaudited)

NOTE  1  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis  of  presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

 b.  Principles  of  Consolidation  and  Basis  of  Presentation

      The consolidated financial statements include the accounts and operations of US Energy Corporation and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements.

c.  Use  of  Accounting  Estimates

     Management is required to make estimates and assumptions during the preparation of the consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amounts of net income. Actual results could differ materially from these estimates and assumptions.

d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

e.  Accounts  Receivable

     Accounts receivable, are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers.

f.  Inventories

     Inventories,  are stated at the lower of cost or market first-in, first-out
(FIFO)  method.

g.  Property,  Plant  and  Equipment  Net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets.

h.  Goodwill  and  other  Intangible  Assets

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards "Goodwill and Other Intangibles" (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives of ten years. Intangible assets with indefinite lives will be tested for impairment annually and when an event occurs that would indicate that the carrying amount may be impaired.

i.  Impairment  of  Assets

     In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of long-lived Assets" ("SFAS 144") long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of related non discounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. Losses on impairment are recognized by a charge to earnings.

j.  Income  Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards "Accounting for Income Taxes" ("SFAS 109").
Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

k.  Earnings  (Loss)  Per  Common  Share

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

l.  Revenue  Recognition

     In the sale of our dual-fuel conversion systems, if we install the system, revenues are recognized when the finished vehicle is retrieved by the customer. If our system is installed by a third-party, we recognize revenues on our dual-fuel system when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

In the sale of our custom electronic manufacturing products and services, we recognize revenues when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

m.  Stock  Based  Compensation

     The Company has adopted SFAS No. 123R, "Accounting for Stock Based Compensation" as of January 1, 2006. For the period ended June 30, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of June 30, 2006 and 2005, no options had been granted under the plan and therefore no compensation expense has been recognized.

n.  Research  and  Development  Costs

The  Company  charges  research  and  development  costs to expense as incurred.

o.  Fair  Value  of  Financial  Instruments

     The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2006 and 2005, the Company did not have any long-term obligations.

p.  Accounting  For  Financial  Instruments

     In May 2003, the FASB issued Statement of financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.

q.  Recently  issued  Accounting  Standards

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

r.  Going  concern:

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As reflected in the financial statements, the Company has negative working capital for the period ended June 30, 2006 and a loss from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The company has adequate financing in place and subsequent to December 31, 2005 has completed significant trials on its new conversion systems and has received initial potential orders for sales so as to provide funding for the continued operations of the Company.

In addition, the Company has entered into an agreement with a certain accredited investor relating to a $5,000,000 equity line which was registered with the Securities and Exchange Commission and declared effective during December 2005. Under the terms of the equity line, the company may draw up to $100,000 per put.

Subsequent to the quarter ended June 30, 2006, the company completed an offering of $845,000 principal amount, 15 month promissory note to Dutchess Private Equities Fund II, L.P. for aggregate gross proceeds of $650,000.

The available funding from these agreements is expected to be sufficient for the Company to continue operations for the next year.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS

     White Knight (WK) is a major stockholder and has officers who serve in management positions for the company. Per our agreement with WK, any funding provided by WK is to be repaid in common stock at a conversion price of $0.04 per share. The conversion price was agreed upon in December, 2003, when the Company's common stock was at $0.03 per share.

     Effective July 1, 2006, WK agreed to amend its financing agreement and any future investments made by WK will be repaid at no greater than 10% discount to the prevailing market price for the Company's securities.

As June 30, 2006, $1,498,752 is outstanding debt due to WK. Through the quarter ended June 30, 2006 WK advanced a total of $350,000.

At January 1, 2004, the Company entered a two-year employment agreement with the principals of WK at the rate of $25,000 per month payable in restricted common stock. At the conclusion of the employment agreement (December 31, 2005) the Company agreed to compensate the principals of WK at the rate of $20,000 per month payable in cash. From January 2004 through June 30, 2006, the principals of WK have served as our Chief Executive Officer, Chief Financial Officer and majority of our Board of Directors. Effective June 1, 2006, the Board of Directors appointed a new Chief Financial Officer. The principals of WK continue to serve as our Chief Executive Officer and the majority of our Board of Directors.

License  Agreement

     The Company entered into a licensing agreement with Frank Davis, our Chief Technology Officer, a Director and significant shareholder and Engine Control
Technology LLC (ECT). The license gives the Company the exclusive world-wide rights, to utilize and exploit five issued and one pending patents including marketing and selling products. The underlying patents were developed by Frank Davis and other family members who are employees of the Company and the patents have since been assigned to ECT, the owner of which is Patricia Davis. Patricia Davis is the wife of Frank Davis.

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

NOTE  3  -  GOODWILL

     As of June 30, 2006 goodwill represented an intangible asset resulting from the acquisition of DRV Energy. Goodwill was analyzed on December 31, 2005 for impairment as it has an indeterminant life. For income tax purposes, no deductible expense is anticipated for the acquisition Goodwill.

NOTE  4  -  INTANGIBLE  ASSETS,  NET

     Amortization expense charged to operations was $45,965 and $0 for the six months ended June 30, 2006 and 2005, respectively.

Based on the Company's year end analysis for impairment losses of $2,724,738 were required to be recorded as of December 31, 2005. The impairment was determined based on the loss of a significant contract related to one of the certifications. As of June 30, 2006, the Company evaluated the remaining useful lives of the certifications and determined the remaining lives to be reasonable.

NOTE  5  -  SHAREHOLDERS'  EQUITY

Preferred  Stock

Effective February 1, 2002, the Company designated 999,779 shares of previously undesignated preferred stock as Series A Preferred Stock, for which 42,215 shares are authorized and Series B Preferred Stock, for 954,563 shares are authorized.

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

NOTE  6  -  DEBT  IN  DEFAULT

     The Company did not meet the payment terms on the note payable to Peachtree National Bank through June 30, 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of June 30, 2006, the full balance of the note has been reclassified as a current liability. The remaining principal balance as of 06/30/06 was approximately $44,000.

The Company is delinquent in payment of payroll taxes. The company is currently following payment schedules, developed after negotiations with the taxing authorities.

NOTE  7  -  LITIGATION

     The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2006 and 2005 should have a material adverse impact on its consolidated financial condition or results of operations.

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS

     The Company's Stock Option Plan ("SOP") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant

(110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of June 30, 2006 and 2005, no options had been granted under the plan.

NOTE  9  -  DERIVATIVE  FINANCIAL  INSTRUMENTS

     The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Convertible Debentures, (b) the Warrants issued in connection with the Convertible Debts, (c) interest rate index, and
(d) put options. These derivative financial instruments are indexed to an aggregate of 10,412,655 shares at June 30, 2006 and are carried at fair value.

     At June 30, 2006 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding: (At June 30, 2006, the closing price for the Company's securities was $0.255).

                                                                               Exercise Price   Value at
Issue Date  Expiration Date                 Instrument                          Per Share      Issue Date     Value at 6/30/06
----------  --------------- -------------------------------------------------- --------------  ----------     ----------------
 10/15/05       10/5/10     1,200,000 warrants issued to Membrado                 $0.40         $330,000          $216,000
  3/05/05       3/05/10     1,600,000 warrants issued to Alpha Capital            $0.19         $928,000          $320,000
  11/4/05       11/4/10     314,815 warrants issued to Dutchess Private Equity    $0.27         $ 85,000          $ 58,871

Fair value of freestanding derivative instrument liabilities for options and warrants                             $594,871

                                                                               Exercise Price   Value at
Issue Date  Expiration Date                 Instrument                          Per Share      Issue Date     Value at 6/30/06
----------  --------------- -------------------------------------------------- --------------  ----------     ----------------
 11/4/05        11/4/10     Dutchess $340,000 term note                            $0.27        $201,481                  0
12/20/05       12/21/06     Dutchess $1,362,500 term note                          $0.27        $302,778           $205,679
 3/23/06        3/23/07     Dutchess $1,412,500 term note                          $0.27        $470,833           $348,765
Fair value of freestanding derivative instrument liabilities for term notes                                        $554,444
Total fair value of freestanding derivative instrument liabilities                                               $1,149,315

NOTE  10  -  DEBT  FINANCING

     On March 28, 2006, we completed an offering of our $1,412,500 principal amount one-year promissory note (the "Note") to Dutchess Private Equity Fund, L.P. (the "Investor") for aggregate gross proceeds of $1,130,000. The Note bears no interest. Payments made by us in satisfaction of the Note shall be made from each put from the Equity Line of Credit with the Investor given by us to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the "Investment Agreement"). We shall make payments to the Investor in an amount equal to the greater of (1) 100% of each put to the Investor from us, or (2) $117,708.33 until the face amount is paid in full. Our initial payment will be due on May 1, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full, with a minimum amount of $117,708.33 per month. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquated damages. In addition, our obligation to repay the principal and accrued interest under the Note, as well as our $1,362,500 principal amount one-year promissory note which we issued to the Investor and Dutchess Private
Equities Fund, II, L.P. on December 20, 2005, is secured by all of our assets pursuant to a certain Security Agreement which we entered into with the Lender on March 23, 2006.

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

NOTE  11  -  ACQUISITION

On June 9, 2006, the Company entered into a "Stock Purchase Agreement" for 100 percent of the outstanding common shares of Automated Engineering Corporation. The aggregate purchase price was $350,000, and was consummated by a cash payment in the amount of $292,635 to the shareholders of 83.6% of the outstanding shares. The balance of $57,365, representing a minority interest shareholder is included in accrued expenses as of June 30, 2006

As this transaction occurred in the middle of a reporting period, the Company has designated the acquisition date for accounting purposes to be the end of the month of June. Therefore, operational results for this acquired entity will commence in the month of July 2006.

The Company is in the process of verifying the values of the assets acquired as well as certain intangible assets; thus, the amount of the purchase price subject to allocation carried on the balance sheet as of June 30, 2006 is calculated as follows:

          Purchase  price                                 $ 350,000

          Less:  values  currently  assigned  to  assets

               Cash                                         (63,049)
               Accounts  Receivable  net                   (133,357)
               Inventory                                   (153,003)
               Fixed  assets  net                           (60,285)
               Other  assets                                 (2,310)

          Plus: values currently assigned to liabilities

               Accounts  Payable  and  accrued  expense     205,501
               Credit  line  payable                        400,130
                                                         -----------

               Purchase  price  subject  to  allocation  $  543,627
                                                         ===========

The unaudited pro forma effect of the acquisition of Automated Engineering Corporation on the Company's revenues, gross profit and net income had the acquisition occurred on January 1, 2005 is as follows;

   Pro  forma  for the three and six month period ended June 30, 2006 and 2005

                       For the three  For the three  For the six    For the  six
                      months  ended  months  ended  months  ended  months  ended
                       June 30,2006   June 30,2005   June 30,2006   June 30,2005
                      -------------  -------------  -------------  -------------
                        (unaudited)    (unaudited)    (unaudited)    (unaudited)

Revenue                   701,946        519,087       1,320,562      1,073,568
Gross  profit             317,911        318,736         578,419        618,921
Net  income/loss       (2,240,428)      (813,138)     (4,719,129)    (1,953,408)

NOTE  12  -  SEGMENT  INFORMATION

Commencing with the Company's acquisition of Automated Engineering Corporation in the second quarter of 2006 the Company operates in two business segments. The Natural gas vehicle conversion system segment operates development of natural gas conversion systems for light and heavy duty vehicles. The Electronic Manufacturing segment is electronic design, production and ability to proto-type and produce electronic control devices.

Since the newly acquired segment is being accounted for as of the end of the month of June 2006, there are no operational results to be reported on a segment basis in the period ended June 30, 2006.

NOTE  13  -  SUBSEQUENT  EVENTS

On July 14, 2006, the company completed an offering of our $845,000 principal amount 15-month promissory note (the "Note") to Dutchess Private Equities Fund,
II. L.P. (the "Investor") for aggregate gross proceeds of $650,000. The Note bears interest at a rate equal to 12% per month. On or before July 31, 2006 through November 30, 2006, we shall make payments to the Investor in an amount equal to 100%of each put from the Equity Line of credit with the Investor given by s to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the "Investment Agreement"). Our initial payment will be due on July 31, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full. Commencing on December 31, 2006, we shall make payments to the Investor in an amount equal to the greater of (i) 100% of each put to the investor from us, or (ii)1/12th of the outstanding balances due on this Note and any notes currently outstanding between the Company and the Investor dated March 23, 2006 and December 20, 2005. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquidated damages. In addition, our obligation to repay the principal and accrued interest under the Note, as well as out $1,412,500 principal amount one-year promissory note which we issued to Dutchess Private Equities Fund L.P. on March 23, 2006, and our $1,362,500 principal amount one-year promissory note which we issued to the Investor on December 20, 2005, is secured by all of our assets pursuant to a certain Security Agreement which we entered into on March 23, 2006.

We claim an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and / or Regulation D promulgated thereunder since, among other things, the transaction did not invo0lve a public offering, the investors were accredited investors and / or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Nature  of  Business

     US Energy Initiatives Corporation ("US Energy" or the "Company", "we" "us" "our") was formed in 1996 to commercialize a patent dual conversion system which permits a diesel engine to operate in dual fuel diesel and natural gas mode. We also operate Automated Engineering Corporation, a custom electronic manufacturing enterprise.

b.  Our  patent  dual  fuel  system

     We manufacture and commercialize our patent electronic and mechanical dual fuel delivery system under the name Hybrid Fuel System. Our system converts a diesel engine to operate primarily on natural gas. The system is designed to replace up to 80% diesel with natural gas.

- Our systems have been selected by General Motors Thailand for use in their 2007 model year C190 Colorado pick-up program due to launch in December 2006;

- We have reached agreements with parties in Thailand and a series of European countries for the sale of our system in the aftermarket;

- We principally operate from a fully-equipment systems engineering and development facility in Peachtree City, Georgia where we develop new systems through final bill-of-material (BOM) and conduct limited emissions testing;

- We manufacture the electronic control unit for our system through Automated Engineering Corporation, a majority-owned subsidiary.

Our  custom  electronic  manufacturing

     During June, we acquired 100% interest in Automated Engineering Corporation
(AEC), a custom electronic manufacturing company located in Tampa, Florida. The principal component of our dual-fuel system is the electronic control unit which houses the unique calibrations for each engine platform. In our opinion, our ability to manufacture this component in-house greatly improves our ability to ensure the highest in quality, to realize the lowest cost of goods and to be assured of reliable deliverables.

In addition to the manufacturing of our electronic control unit, through AEC, we offer our clients electronics design, production, product management and repair solutions. Our facilities and equipment are capable of providing our customers with varying combinations of the following services:

     -     integrated  design  and  engineering;

     -     component  selection,  sourcing  and  procurement;

     -     automated  assembly;

     -     design  and  implementation  of  product  testing;

     -     enclosure  services;

     -     systems  assembly,  direct  order fulfillment and configure to order;
and

     -     repair  and  warranty.

Overview

     US Energy seeks to facilitate commercialization of new, late stage energy-related technologies. We believe commercializing late development stage technologies will provide us the following advantages:

- Similar to our patent dual-fuel technology, new technologies should provide us with a competitive advantage through offering a unique product.

- Typically, evolving late-stage technologies through a commercial BOM is the most expensive, time-consuming component of commercialization. We believe we can attract our target technologies interested in utilizing our facilities in PeachTree City, Georgia and our team of experienced developmental engineers and executives together with our ISO 9001 Certified Electronic Manufacturing facility. We believe this will allow us to craft agreement and licenses favorable to our Company and its revenue and earnings objectives.

     We intend to limit the acquisition or licensing of any candidate technology to those which can demonstrate a unique market opportunity coupled with a proto-type demonstration.

     We intend to evolve our two business units and international infrastructure to achieve our objective in that:

Our  business  units:

- Through our division Hybrid Fuel Systems and wholly-owned subsidiary DRV, Inc., we offer our patent dual-fuel diesel to natural gas conversion systems technology. This patent, unique product has a world-wide economic driver in the disparity between the cost of diesel and natural gas. The infrastructures we mature through the sale and service of this product will allow us to develop a sales, inventory delivery, installation, service and warranty capability in Asia and Europe together with our presence in the continental US;

-     Through  our  wholly  owned  subsidiary Automated Engineering Corporation,
(AEC), we offer our clients electronics design, production, product management and repair solutions. We anticipate our target technologies will need one or more electronic control components. Our capability to proto-type and produce electronic control devices in our ISO 9001 Certified facility positions allows us the flexibility and control to finalize all electronic devices through BOM;

Our  international  infrastructure

- We have been selected by General Motors Thailand for use in their C190 Colorado Dual-Fuel Pick-Up vehicle program scheduled for launch during December 2006.

- We have entered an agreement with GreenGas for the sale of 1,500 of our systems over a three year period principally in Thailand.
-
- We have entered an agreement with TruckGas for the sale of 2,000 of our systems over a three year period principally in Europe.

     The following discussion relates our financial performance for the three and six-month periods ended June 30, 2006 and 2005. During these periods, we were principally a development stage enterprise and we had not acquired AEC which acquisition was effective June 9, 2006. Accordingly, the following may not be indicative of our future operating results.

Three  Months  Ended  June 30, 2006 Compared to Three Months Ended June 30, 2005

     Our current assets decreased approximately 36% from $2,358,239 at the year ended December 31, 2005 to $1,511,275 for the period ended June 30, 2006 and during this same period our total assets decreased by approximately 8% from $3,858,816 to $3,552,236. Total liabilities during this period increased by approximately 30% from $4,130,393 at the year ended December 31, 2005 to $5,398,464 at June 30, 2006. Our Shareholders' Deficit increased during this three month period from $(271,577) at the year ended December 31, 2005 to $(1,846,228) at June 30, 2006.

In comparing profit and loss during the six month periods ended June 30, 2005 and 2006, our revenue and gross profits increased by 624% and 691%, respectively from $35,574 and 53,757 to $257,585 and $425,685. The increase in revenues during this period were principally due to our acquisition of DRV Energy and the EPA certified systems which were a part of that acquisition. Comparing these two periods, our operating expenses increased 205% from $560,137 for the three months period ended June 30, 2005 to $1,709,942 for the period ended June 30, 2006. Our net loss for the three months period increased approximately 199% from $(839,141) for the three months ended June 30, 2005 to $(2,511,269) for the three month period ended June 30, 2006.

Six-Months  Ended  June  30, 2006 Compared to the Six-Months Ended June 30, 2005

     In comparing profit and loss during the six month period ended June 30, 2005 and 2006, our revenue and gross profits increased by 692% and 819%, respectively from $53,757 and 24,750 to $425,685 and $227,945. The increase in revenues during this period were principally due to our acquisition of DRV Energy and the EPA certified systems which were a part of that acquisition.
Comparing these two periods, our operating expenses increased 127% from $1,200,224 for the six month period ended June 30, 2005 to $2,721,117 for the period ended June 30, 2006. Our net loss for the six month period increased approximately 129% from $(1,983,320) for the three months ended June 30, 2005 to $(4,542,337) for the six month period ended June 30, 2006.

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

(b) Changes in internal controls. There were no changes in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM  1  -  LEGAL PROCEEDINGS

     US  Energy  is  not  party  to  any  proceeding  or  action.

ITEM  2  -  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

     The Company did not meet the payment terms on the note payable to Peachtree National Bank through June 30, 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of June 30, 2006, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of June 30, 2006 was approximately $42,729.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5  -  OTHER  INFORMATION

     None.

ITEM  6  -  EXHIBITS

NO.     DESCRIPTION  OF  EXHIBIT
---     ------------------------

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        US ENERGY INITIATIVES CORPORATION

By:  /s/  MARK  CLANCY
----------------------
Mark  Clancy
Chief  Executive  Officer
(Principal  Executive  Officer)


Date:  August  17,  2006


By:  /s/  MICHELLE  HAMILTON
----------------------------
Michelle  Hamilton
Chief  Financial  Officer
(Principal  Financial  and  Accounting  Officer)


Date:  August  17,  2006