Form 10QSB
period 2006-09-30
US Energy Initiatives CORP
filed 2006-11-14
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[XX]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-51789

US ENERGY INITIATIVES CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	58 2267238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 North Rocky Point Drive, Suite 325, Tampa, Florida 33607
(Address of principal executive offices) (Zip Code)

(813) 287 5787
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At November 2, 2006, the Company had 42,215 Series A Preferred Shares and 195,209 Series B Preferred Shares outstanding and 132,531,485 of its $0.001 par value common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

US ENERGY INITIATIVES
Report on Form 10QSB
for the nine month period ended September 30, 2006

PART I

Item 1 - Financial Statements

Consolidated Balance Sheets for the nine month period ended September 30, 2006 (unaudited) and the year ended December 31, 2005 (audited)

Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 and 2005 (unaudited)

Consolidated Statement of Cash Flows for the nine month period ended September 30, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operation

Item 3 - Controls and Procedures

PART II

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2006 (unaudited) and December 31, 2005 (audited)

	September 30, 2006 (unaudited)	December 31, 2005 (audited)
ASSETS
Current Assets
Cash	$30,908	$818,557
Accounts Receivable, net of $55,000 and $12,000 respectively	326,027	370,777
Other assets	3,110	-
Prepaid expenses and deposits	45,841	32,286
Inventories	562,627	162,690
Deferred consulting	324,251	576,258
Deferred debt costs	1,640,998	397,671
Total current assets	2,933,762	2,358,239

Property, plant & equipment, net	564,321	565,415
Goodwill Purchase price subject to allocation	61,820 683,877	61,820 0
Intellectual property, certifications, net	804,394	873,342

	$5,048,174	$3,858,816

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$742,296	$526,001
Due to related parties	15,000	176,540
Due to related parties,convertible debt	1,638,752	1,080,752
Notes payable	1,997,743	1,630,293
Discount on debt	(236,956)	(650,630)
Derivative liability	399,256	841,010
Other current liabilities	663,683	526,427
Total current liabilities	5,219,774	4,130,393
Total Liabilities	5,219,774	$4,130,393

Shareholders' Deficit
Preferred A stock (.01 par value, 42,215 shares authorized and outstanding	422	422
Preferred B stock (.01 par value, 954,563 shares authorized; 195,209 shares outstanding	1,952	1,952
Common stock (.001 par value, 150,000,000 shares authorized; 132,259,954 and 105,905,433 shares issued and outstanding, respectively	132,260	105,905
Additional paid-in capital	23,695,439	16,997,922
Deferred compensation	0	(200,000)
Accumulated deficit	(24,001,673)	(17,177,778)
Total shareholders' deficit	(171,600)	(271,577)

Total Liabilities and Shareholders' Deficit	$5,048,174	$3,858,816

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenue	$456,126	$224,298	$881,849	$278,035
Cost of sales	267,484	219,001	462,443	248,008
Gross Profit	188,642	5,297	419,406	30,027

Operating Expenses
Consulting and professional	314,757	218,514	1,410,463	624,398
Research & Development	26,571	18,168	52,682	98,022
Compensation	2,072,555	295,710	3,203,921	867,214
Depreciation and Amortization	44,725	8,050	134,650	8,050
Rent	58,545	18,347	131,534	53,920
Insurance	48,654	26,987	180,076	37,022
Other operating expenses	195,591	70,072	371,908	167,446
	2,761,398	655,848	5,485,234	1,856,072

Loss from operations	(2,572,756)	(650,551)	(5,065,828)	(1,826,045)

Other Income (Expense)
Derivative gain (loss)	1,379,059		803,129
Interest expense	(1,304,018)	(763,353)	(2,724,917)	(1,571,199)
Gain on extinguishment of debt	216,000		162,557
Miscellaneous	56	0	1,164	0
	291,097	(763,353)	(1,758,067)	(1,571,199)

Net loss	$(2,281,659)	$(1,413,904)	$(6,823,895)	$(3,397,244)

Basic and diluted weighted average common shares outstanding	128,096,006	93,683,058	116,400,574	86,095,715

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2006 and 2005 (unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities	$(6,823,895)	$(3,397,244)
Net Loss
Adjustments to reconcile net income to net cash provided (used) by operating activities
Common stock issued for services	2,328,313	206,000
Depreciation	65,702	16,857
Amortization of deferred compensation	200,000	225,000
Amortization of debt discount and deferred debt cost	1,668,873	1,527,957
Amortization of deferred consulting	504,007
Amortization of intangibles	68,948
Conversion benefit on related party advance	558,000
Gain on extinguishment of debt	(162,557)
Derivative (income) expense	(803,129)
Advanced Deposits	(3,422)

Change in operating assets and liabilities
Accounts Receivable	178,107	(111,870)
Inventory	(246,934)	(68,330)
Prepaid & deposits	(13,555)
Other assets	(800)
Accounts payable	67,488	145,711
Accrued liabilities	27,231	(93,701)

Net Cash Provided (used) by operating activities	(2,387,623)	(1,549,620)

Cash flows from Investing Activities
Purchase of property and equipment	(4,323)	(243,841)
Business acquisition	(292,635)	(200,000)
Cash acquired in business acquisition	63,049

Net cash provided (used) by investing activities	(233,909)	(443,841)

Cash flows from Financing Activities
Loans from related parties	558,000	1,469,094
Proceeds from exercise of warrants		150
Payment to related parties	(161,540)
Payments on accounts payable in settlement		(40,000)
Proceeds from notes payable	2,414,025	600,000
Payments on Notes payable	(976,602)	(28,465)

Net cash provided (used) by financing activities	1,833,883	2,000,779

Net increase (decrease) in cash and cash equivalents	(787,649)	7,318
Beginning cash and cash equivalents	818,557	2,025

Ending cash and cash equivalents	$30,908	$9,343

Supplement disclosure of cash flow information
Cash paid during the year for interest	$41,477	$20,063
Common stock issued for services	$2,328,313
Common stock issued for reduction in debt	$1,801,695
Common stock issued to raise convertible debt	$558,000
Common stock issued as debt discount	$366,000
Common stock issued as debt cost	$1,500,000
Amortization of Common Stock issued for deferred compensation	$200,000

Non cash financing activities
Expiration of redeemable securities		$530,000

US ENERGY INITIATIVES CORPORATION
Notes to Consolidated Financial Statements
For the Nine Month periods ended September 30, 2006 and 2005
(unaudited)

Note 1 - Nature of business, basis of presentation and summary of significant accounting policies

a. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

e. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers.

f. Inventories

Inventories are stated at the lower of cost or market first-in, first-out (FIFO) method.

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

m. Stock Based Compensation

The Company has adopted SFAS No. 123R, "Accounting for Stock Based Compensation" as of January 1, 2006. For the period ended September 30, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of September 30, 2006 and 2005, no options had been granted under the plan and therefore no compensation expense has been recognized.

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

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2006 and 2005, the Company did not have any long-term obligations.

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

r. Going concern:

    The accompanying financial statements have been prepared assuming the company will continue as a going concern. As reflected in the financial statements, the Company has negative working capital for the period ended September 30, 2006 and a loss from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The company has adequate financing in place and subsequent to December 31, 2005 has completed significant trials on its new conversion systems and has received initial potential orders for sales so as to provide funding for the continued operations of the Company.

    In addition, the Company has entered into an agreement with a certain accredited investor relating to a $5,000,000 equity line which was registered with the Securities and Exchange Commission and declared effective during December 2005. Under the terms of the equity line, the company may draw up to $100,000 per put.

    The company also has an agreement in place with White Knight a Related Party who continues to provide financing to date.

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

As of September 30, 2006, $1,638,752 is outstanding debt due to WK. Through the nine and three month periods ended September 30, 2006 WK advanced a total of $558,000 and $140,000, respectively.

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

Note 3 - Goodwill

As of September 30, 2006 goodwill represented an intangible asset resulting from the acquisition of DRV Energy. Goodwill was analyzed on December 31, 2005 for impairment as it has an indeterminate life. For income tax purposes, no deductible expense is anticipated for the acquisition Goodwill.

Note 4 - Intangible Assets, Net

Amortization expense charged to operations was $68,948 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Based on the Company's year end analysis for impairment losses of $2,724,738 were required to be recorded as of December 31, 2005. The impairment was determined based on the loss of a significant contract related to one of the certifications. As of September 30, 2006, the Company evaluated the remaining useful lives of the certifications and determined the remaining lives to be reasonable.

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

Note 6 - Debt in Default

The Company did not meet the payment terms on the note payable to Peachtree National Bank through September 30, 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of September 30, 2006, the full balance of the note has been reclassified as a current liability. The remaining principal balance as of 09/30/06 was approximately $44,000.

         The Company is delinquent in payment of payroll taxes. The Company is currently following payment schedules, developed after negotiations with the taxing authorities.

Note 7 - Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2006 and 2005 should have a material adverse impact on its consolidated financial condition or results of operations.

Note 8 - Stock Options and Warrants

The Company's Stock Option Plan ("SOP") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of September 30, 2006 and 2005, no options had been granted under the plan.

Note 9 - Derivative Financial Instruments

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Convertible Debentures, (b) the Warrants issued in connection with the Convertible Debts, (c) interest rate index, and (d) put options. These derivative financial instruments are indexed to an aggregate of 11,334,663 shares at September 30, 2006 and are carried at fair value.

At September 30, 2006 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding: (At September 30, 2006, the closing price for the Company's securities was $0.155).

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 9/30/06
3/05/05	3/05/10	1,600,000 warrants issued to Alpha Capital	$0.19	$928,000	$169,699
11/4/05	11/4/10	314,815 warrants issued to Dutchess Private Equity	$0.27	$85,000	$ 36,204
Fair value of freestanding derivative instrument liabilities for options and warrants					$205,903

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 9/30/06
11/4/05	11/4/10	Dutchess $340,000 term note	$0.27	$201,481	0
12/20/05	12/21/06	Dutchess $1,362,500 term note	$0.27	$302,778	$18,401
3/23/06	3/23/07	Dutchess $1,412,500 term note	$0.27	$470,833	$82,345
7/13/06	10/13/07	Dutchess $845,000 term note	$0.27	$338,169	$92,607
Fair value of freestanding derivative instrument liabilities for term notes					$193,353
Total fair value of freestanding derivative instrument liabilities					$399,256

The financial derivatives are accounted for as a liability according to the guidance of EITF 00-19 and FAS 133 and the fair values have been determined using the Black Scholes valuation model with the assumptions listed in the table below

Expected term ranging from	.22 to 3.5 years
Stock Price at September 30, 2006	$0.155
Expected dividend yield	$0.00
Expected stock price volatility	103%
Risk-free interest rate ranging from	4.59% to 5.02%

    The instruments were reduced for the embedded conversion features and warrants with the remaining balance being accreted back to their face amount using the effective interest rate method using an effective interest rate of approximately 300%. The actual accretion is straight line as it approximates the effective interest rate amount.

    The derivative for the embedded conversion Feature of the Dutchess term note dated July 14, 2006 is valued using the projected stock price over the term of the instrument based on a historical weighted average stock price for a similar term to determine the conversion amounts and then a Black-Scholes valuation model for the resulting conversion share amounts.

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

         On July 14, 2006, the company completed an offering of our $845,000 principal amount 15-month promissory note (the “Note”) to Dutchess Private Equities Fund, II. L.P. (the “Investor”) for aggregate gross proceeds of $650,000. The Note bears interest at a rate equal to 12% per month. On or before July 31, 2006 through November 30, 2006, we shall make payments to the Investor in an amount equal to 100% of each put from the Equity Line of credit with the Investor given by us to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the “Investment Agreement”). Our initial payment will be due on July 31, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full. Commencing on December 31, 2006, we shall make payments to the Investor in an amount equal to the greater of (i) 100% of each put to the investor from us, or (ii)1/12th of the outstanding balances due on this Note and any notes currently outstanding between the Company and the Investor dated March 23, 2006 and December 20, 2005. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquidated damages. In addition, our obligation to repay the principal and accrued interest under the Note, as well as out $1,412,500 principal amount one-year promissory note which we issued to Dutchess Private Equities Fund L.P. on March 23, 2006, and our $1,362,500 principal amount one-year promissory note which we issued to the Investor on December 20, 2005, is secured by all of our assets pursuant to a certain Security Agreement which we entered into on March 23, 2006.

Note 11 - Acquisition

        On June 9, 2006, the Company entered into a “Stock Purchase Agreement” for 100 percent of the outstanding common shares of Automated Engineering Corporation. The aggregate purchase price was $350,000, and was consummated by a cash payment in the amount of $292,635 to the shareholders of 83.6% of the outstanding shares. The balance of $57,365, representing a minority interest shareholder is included in accrued expenses as of September 30, 2006.

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

       The Company is in the process of verifying the values of the assets acquired as well as certain intangible assets; thus, the amount of the purchase price subject to allocation carried on the balance sheet as of June 30, 2006 is calculated as follows:

Purchase price	$350,000

Less: values currently assigned to assets

Cash	(63,049)
Accounts Receivable net	(133,357)
Inventory	(153,003)
Fixed assets net	(60,285)
Other assets	(2,310)

Plus: values currently assigned to liabilities

Accounts Payable and accrued expense	205,501
Credit line payable	400,130
Purchase price subject to allocation	$543,627

        The unaudited pro forma effect of the acquisition of Automated Engineering Corporation on the Company’s revenues, gross profit and net income had the acquisition occurred on January 1, 2005 is as follows;

Pro forma for the three and nine month period ended September 30, 2006 and 2005

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	456,126	722,296	1,771,502	1,757,383
Gross profit	294,184	109,579	504,150	299,993
Net income/loss	(2,281,472)	(1,383,946)	(7,044,451)	(3,346,037)

Note 12 - Segment Information

        Commencing with the Company’s acquisition of Automated Engineering Corporation in the second quarter of 2006 the Company operates in two business segments. The Natural gas vehicle conversion system segment operates development of natural gas conversion systems for light and heavy duty vehicles. The Electronic Manufacturing segment is electronic design, production and ability to proto-type and produce electronic control devices.

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 IS AS FOLLOWS:

	Hybrid Fuels	Manufacturing	Total
Revenue	466,876	414,973	881,849
Cost of sales	203,081	259,362	462,443
Gross Profit	263,795	155,611	419,406

Operating Expenses
Consulting and professional	1,397,577	12,886	1,410,463
Research & development	51,431	1,251	52,682
Compensation	1,696,650	1,507,271	3,203,921
Depreciation and amotization	131,143	3,507	134,650
Rent	120,834	10,700	131,534
Insurance	170,290	9,787	180,076
Other operating expenses	343,778	28,130	371,908
	3,911,703	1,573,532	5,485,234
Loss from operations	(3,647,908)	(1,417,920)	(5,065,828)

Other income (expense)
Derivative gaim (loss)	803,129		803,129
Interest expense	(2,715,972)	(8,945)	(2,724,917)
Debt extinguishment gain/loss	162,557		162,557
Miscellaneous	1,164	-	1,164
	(1,749,122)	(8,945)	(1,758,067)
Loss from continuing operatings	(5,397,030)	(1,426,865)	(6,823,895)
Net loss for reportable segments	(5,397,030)	(1,426,865)	(6,823,895)
Total Assets	4,330,816	717,358	5,048,174
Goodwill	61,820	-	61,820

Reconciliation of Segment Amounts Reported to Condensed
Consolidated Amounts
Revenue
Total revenues for reportable segments		881,849
Total consolidated revenue		881,849

Net income (loss)
Net income (loss) for reportable segments		6,823,895
Net income (loss) consolidated		6,823,895

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

Corporate Events

As a preface to the following discussion, on October 5, 2006 the Company filed a definitive information statement detailing our plan to effectuate a reverse split of our issued and outstanding common shares under one of five ratios. We had determined October 26, 2006 as the day our Board would meet and make a final determination on which ratio of the reverse stock split we would effectuate. In our filing we had proposed a reverse split ratio of either (i) 2:1; (ii) 5:1; (iii) 10:1; (iv) 20:1 or; (v) 25:1

After much discussion and careful analysis of our prospects in 2007 and 2008, the Board has opted at this time to eliminate the 10:1, 20:1 and 25:1 proposed ratios. Accordingly, at the present time, the Board of Directors intends to authorize one of three alternatives - (i) no reverse split; (ii) 2:1 or (iii) 5:1. The Company will provide additional disclosures with respect to updating the status of the reverse stock split as new developments arise.

2006 has been an important year in our evolution into an operational stage. Given the number of events, we provide the following general overview of our strategy and an update on our corporate components.

Nature of Business

        US Energy Initiatives Corporation ("US Energy" or the "Company", "we" "us" "our") was formed in 1996 to commercialize a patent dual conversion system which permits a diesel engine to operate in dual fuel diesel and natural gas mode. We also operate Automated Engineering Corporation, a custom electronic manufacturing enterprise.

Our Business Strategy

We derive our revenues from two operating business segments. Under the name Hybrid Fuel System (HFS) we commercialize our patent dual fuel technology. Through our wholly-owned subsidiary Automated Engineering Corporation (AEC) we prototype, design and manufacture electronic components for various clients.

During 2005, we engaged a strategy to commercialize our technology through large original equipment manufacturers and to pursue aftermarket sales of our systems in areas where the disparity between diesel and natural gas created a meaningful price-driver. We also determined to establish international sub-licensees primarily as selling agents for our technology in strategic markets.

During 2005, we further determined that to service our target market and high caliber clients, we established, equipped and staffed a state of the art development facility where we could achieve the level of precision and systems sophistication necessary to execute our business model.

The most expensive component in our dual-fuel system is our electronic control unit. More importantly, our intellectual property and trade secrets are embodied within the structure, design and calibration of our electronic control unit. Following a strategy to turn our most expensive component into a profit center, to maximize the protection of our intellectual property and to ensure the highest quality and on-time delivery of our electronic control unit, during 2006, we acquired Automated Engineering Corporation (AEC), an ISO 9001-2000 certified electronic manufacturing company.

The state of our operations

Throughout 2006 we continued implementing our strategy to evolve from development to operations through finalizing several major contracts for the sale of our dual-fuel system which are discussed in greater detail below. In addition, we finalized sub-licensee agreements with parties in Thailand, China and Europe as well as host of smaller areas. Through our divisions, we are positioned to enter 2007 with several active, revenue generating programs including:

•
General Motors Thailand (GMTH) C-190 Colorado Pick-Up Program. We converted our first prototype for GMTH during June 2005 and concluded our agreement approximately one year later during June 2006. GMTH intends to introduce their C-190 Colorado Pick-Up with our conversion system during the Truck & Bus Expo automotive show held in Bangkok, Thailand November 30 - December 10. Following the program introduction at the auto show, GMTH will offer the dual-fuel option for their C-190 Colorado Pick-Up through their 100 dealerships within the country of Thailand and for export. We have received our first purchase order and we've shipped the first seven production systems to GMTH for use in the auto expo show during early November.

•
International Automotive Original Equipment Manufacturer (OEM). During the third quarter, we completed the prototype system and installation for a second international automotive OEM. In subsequent reports, the OEM has shown their vehicle operating in diesel cost approximately $2.50 per kilometer while the same vehicle, converted with our system cost approximately $1.73 per kilometer. We have scheduled preliminary program meetings during November in Thailand. As we have finished the preliminary system for this OEM, we anticipate program sales during 2007.

•
PSGas Five-Year Bus Conversion Program. During the third quarter we executed an agreement with Thailand-based PSGas for the conversion of 10,000 buses over a five year period. During November, we received the first engine shipped by PSGas from Thailand to our development facility in PeachTree City, Georgia. We anticipate completing the PSGas system during November and have scheduled an installation during the first week of December. Following one week of operation, we anticipate receiving our first purchase order against the contract for delivery in December, January and February.

Our active domestic programs include:

•
Solid Waste Authority of Central Ohio (SWACO) - During May of 2006, we completed a preliminary Detroit Series 60 engine platform system for SWACO. SWACO intends to use the converted vehicle to burn landfill methane as a means to capture and utilize a previously wasted source of energy. Upon completion of the field trials, we are slated to convert an additional 25 refuse haulers.

•
Town of Islip New York - We are participants in a grant scheduled for release during December 2006. Our participation in this project is to initially convert 12 vehicles for the Town of Islip. Based upon a successful test of our system with this first round of conversions, we expect to enter a program to convert the full Town of Islip fleet.

Our active development programs include:

•
Off-road and on-road CARB verification - During the fourth quarter 2006 and first quarter 2007, we will be converting an engine for an unrelated party that intends to marry our system together with their own emission device and to apply to the California Air Resource Board (CARB) for an emissions verification. This verification from CARB will then allow us to commercialize our technology within the State of California. In addition, achieving the CARB verification adds a competitive advantage to our selling efforts worldwide as CARB is internationally recognized as the highest authority on matters relating to the approval of aftermarket automotive devices which affect a vehicles emissions.

Through our sub-licensees

•      China - Wisconsin-based WITCO Intl is our sub-licensee for China in our program with WeiChai Peterson engine platforms. We completed our initial system and field trials in China during February 2006. We are scheduled to conduct a second field installation/trial during December 2006 in China. Following this field trial, we intend to commercialize our system through WITCO in China.

•
Thailand - Thailand-based GreenGas Asia is our sub-licensee for Thailand. GreenGas facilitated our contract with PSGas. GreenGas has ordered 10 systems for delivery in November and 40 systems for delivery during December. These systems are for the Isuzu 2.5 or 3.0 liter engines in the aftermarket.

•
Europe - United Kingdom-based TruckGas is our sub-licensee for Europe. We are finalizing preliminary engine platform selection and anticipate activating the TruckGas program during the first quarter 2007.

In addition, we are in discussions to license our technology to parties in South Africa, Israel and Pakistan.

Manufacturing Capacity

As a result of our acquisition of AEC, we can manufacture in-house approximately 500 systems per week without interrupting the work-flow of AEC. In addition to servicing our HFS requirements, AEC services a variety of clients in the electronic manufacturing market space. Based on a 48 week annual period, we could manufacture 24,000 systems before we would be required to outsource the production of our electronic control unit.
Our custom electronic manufacturing

        During June, we acquired 100% interest in AEC, a custom electronic manufacturing company located in Tampa, Florida. The principal component of our dual-fuel system is the electronic control unit which houses the unique calibrations for each engine platform. In our opinion, our ability to manufacture this component in-house greatly improves our ability to ensure the highest in quality, to realize the lowest cost of goods and to be assured of reliable deliverables.

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

- repair and warranty.

The following discussion relates our financial performance for the three and nine-month periods ended September 30, 2006 and 2005. During these periods, we were focusing on development on new products and we had had not acquired AEC in the comparative nine months ended September 30, 2006. Accordingly, the following may not be indicative of our future operating results.

        Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Our current assets increased approximately 24% from $2,358,239 at the year ended December 31, 2005 to $2,933,762 for the period ended September 30, 2006 and during this same period our total assets increased by approximately 31% from $3,858,816 to $5,048,174. Total liabilities during this period increased by approximately 26% from $4,130,393 at the year ended December 31, 2005 to $5,219,774 at September 30, 2006. Our Shareholders' Deficit decreased during this three month period from $(271,577) at the year ended December 31, 2005 to $(171,600) at September 30, 2006.

In comparing profit and loss during the three an nine month periods ended September 30, 2005 and 2006, our revenue and gross profits increased by 103% and 3461%, respectively from $224,298 and $5,297 to $456,126 and $188,642. The increase in revenues during this period were principally due to our acquisition of AEC Comparing these two periods, our operating expenses increased 321% from $655,848 for the three months period ended September 30, 2005 to $2,761,398 for the period ended September 30, 2006. Our net loss for the three months period increased approximately 61% from $(1,413,904) for the three months ended September 30, 2005 to $(2,281,659) for the three month period ended September 30, 2006.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

In comparing profit and loss during the nine month period ended September 30, 2005 and 2006, our revenue and gross profits increased by 217% and 1297%, respectively from $278,035 and 30,027 to $881,849 and $419,406. The increase in revenues during this period were principally due to our acquisition of AEC. Comparing these two periods, our operating expenses increased 196% from $1,856,072 for the nine month period ended September 30, 2005 to $5,485,234 for the period ended September 30, 2006. Our net loss for the nine month period increased approximately 101% from $(3,397,244) for the nine months ended September 30, 2005 to $(6,823,895) for the nine month period ended September 30, 2006.

Item 3 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1 - Litigation

US Energy is not party to any proceeding or action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

The Company did not meet the payment terms on the note payable to Peachtree National Bank through September 30, 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of September 30, 2006, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of September 30, 2006 was approximately $42,729.

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

US ENERGY INITIATIVES CORPORATION

By: /s/ MARK CLANCY
Mark Clancy
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006

By: /s/ MICHELLE HAMILTON
Michelle Hamilton
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2006