Form 10KSB
period 2006-12-31
US Energy Initiatives CORP
filed 2007-04-26
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10 KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the fiscal year ended December 31, 2006

|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transitional period from to_____

Commission File Number 333-33134

US ENERGY INITIATIVES CORPORATION
(Name of Small Business Issuer in its charter)

GEORGIA	58-2267238
State of or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

12812 Dupont Circle, Tampa, Florida 33626
(Address of principal executive offices)(Zip Code)

Issuer Telephone Number: 813-749-8745

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

Revenues for the fiscal year ended December 31, 2006 totaled $1,375,418 and for the fiscal year ended December 31, 2005 were $652,400.

As of March 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $6,587,382.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

At April 10 2007, the registrant had outstanding 42,215 Series A Preferred Shares and 23,431 Series B Preferred Shares. At April 10, 2007, the Company had 210,599,983 shares of its $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Transitional Small Business Disclosure format (check one) Yes |_| No |X|

US ENERGY INITIATIVES CORPORATION

Form 10KSB for the year ended December 31, 2006

Table of Contents

Part I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

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

During June 2006 we acquired Automated Engineering Corporation (AEC), an ISO 9001 electronics manufacturing entity. AEC was formed in 1988 and since that date, has provided electronic component design and manufacturing. We primarily acquired AEC to manufacture the electronic control unit component which is the most important part in our patent dual-fuel system. Through our acquisition of AEC, we hope to realize a reduction in our cost of good and cost of manufacturing as well as accelerate the delivery time for any electronic component orders we place.

    We introduced our dual fuel technology into the marketplace in the 1990's through the conversion of gasoline and diesel engines to operate in a dual fuel mode. During this period, we developed commercial versions of the fuel delivery system to fit many older, naturally aspirated, diesel engine types and placed conversion units into engines all around the world. The experiences gained during this period including conversions on a wide array of engines operating under different conditions with varying fuel requirements contributed significantly to the subsequent four patents and the Company's first market application referred to as conversion system.

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

Our system can typically be installed in one to two days by qualified technicians. In addition to the installation of our system, our customers must also mount fuel storage tanks and linkage. Typically, it takes approximately one-half day to install fuel storage tanks and linkage.

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

We develop new engine platform systems at our facility in PeachTree City, Georgia. Our price for new systems development is typically $25,000 - $45,000. In general, our developmental process includes:

•	Client acceptance of our scope of work and system objectives. The client is provided a timing schedule and a semi-weekly update throughout the development process;
•	Client delivers either a vehicle or engine to our PeachTree City, Georgia facility;
•	The engine is mounted on an engine cart and scheduled for time in our developmental dynamometer cell;
•	The engine is placed in our developmental dynamometer cell and a unique program is written for the engine platform;
•	The converted engine is measured for power, torque and a series of pertinent system factors;
•	The converted engine is measured both with and without the emission system in tact;
•	One or two prototype systems are installed by our technicians at the client's location;
•	A field test is conducted independently by the client;
•	The system is declared finished and a bill of materials is delivered for mass production; and
•	In certain cases we will aid in the prosecution of an EPA certificate of conformity.
•	New systems are typically developed in four to six weeks.

--

MARKETING

Our marketing strategy is to deliver our technology to the consumer principally through original equipment manufacturers and to a lesser extent, directly to fleets or governmental entities. To implement our strategy, we deploy our staff with specific targets of responsibility:

•	Our Chief Executive Officer from our Tampa office primarily solicits interest from OEMs and manages our sub-licenses with WITCO Intl;

•
Our PeachTree City-based Program Manager coordinates our developmental process and communicates with each OEM. In addition, our Program Manager responds directly to clients interested in licensing territories outside the continental US;

POSITIONING

In commercializing our technology, we position our system as a:

•	Reduction in fuel costs - Our system permits the user to take advantage of lower priced natural gas verse diesel as a fuel source.
•
Solution to harmful emissions - Domestically our system is positioned as an Emission Control Device. The use of our system together with a specialized catalytic converter has been demonstrated to lower the emissions on average of Nitrogen Oxides (NOx) by 20.03% and Particulate Matter (PM) by 69.46%.

•
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

IMPCO Technologies, Inc.

Clean Air Power formerly " Clean Air Partners

Westport Innovations Inc.

The Innovative Technology Group, Corp.

MANUFACTURING & INVENTORY

We currently utilize manufacturers and assemble the key components of our system through our wholly-owned subsidiary Automated Engineering Corporation. In order to operate converted vehicles on natural gas, natural gas storage tanks must be installed on the converted vehicle. We do not include gas storage tanks in our conversion system. The customer must purchase these separately from a number of companies who manufacture them, or from us at the customer's request. We intend to outsource the manufacturing of our components and to conduct final assembly and shipping at our PeachTree City, Georgia facility.

REGULATORY ENVIRONMENT

In addition to the fact that diesel gas is generally more expensive than natural gas, one of the primary disadvantages of a diesel engine is that it emits far more pollutants than its gasoline-fueled counterpart. Diesel exhaust contains particulate matter; visible as soot that contains unburned and partially burned fuel. These hydrocarbon emissions are a significant contributor to air pollution and to human respiratory difficulties. Also of significance is\ the fact that diesel fuel combustion produces Nitrogen Oxides (NOx), a toxin that is harmful to humans and the environment. NOx is a major known contributor to greenhouse gas formation resulting in global warming.

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

Similarly, the Energy Policy Act of 1992 (the "Energy Act") was created to accelerate the use of alternative fuels in the transportation sector. The Energy Act mandates the schedule by which Federal, state and municipal vehicle fleets must incorporate alternative fueled vehicles into their overall vehicle mix. This has significant ramifications for the military, which operates thousands of diesel vehicles, and for the state departments of transportation, which operates tens of thousands of diesel powered dump trucks and related highway service and repair vehicles, plus the tens of thousands of vehicles operated by the private contractors who support these agencies.

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

On September 23, 2006 we filed a U.S. Non-Provisional Patent Application No. 10/668,589, titled Methods and Apparatus for Operation of Multiple Fuel Engines . This patent embodies the electronic version of our fuel delivery system.

EMPLOYEES

As of March 31, 2007, the Company had 32 employees and one technical consultant on a full-time basis, of which 6 were engaged in research and development, 5 were engaged in administrative, clerical and accounting functions, 1 was engaged in sales and marketing and 20 are employed as manufacturing or assembling personnel at our subsidiary Automated Engineering Corporation. We believe that the relationship with our employees is good and we are not a party to any collective bargaining agreement.

ITEM TWO - DESCRIPTION OF PROPERTY

We lease a 12,000 square foot stand alone facility in PeachTree City, Georgia at the rate of $5,648 per month. During the year ended December 31, 2005, the company extended its lease on the PeachTree City facility through December 31, 2015. We lease a 3,334 square foot facility to house our corporate offices and manufacturing facilities. The rate of our corporate office lease is $6,668 per month.

ITEM THREE - LEGAL PROCEEDINGS

On November 14, 2003, Ambac International Corporation filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. AMBAC has rescheduled the arbitration proceedings for in excess of a year. During the first quarter, 2007, the Arbitrator awarded AMBAC a total of $ 259,440 including interest and court costs. We intend to vigorously appeal this award.

There is no other pending litigation or other proceedings against the Company.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM FIVE - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our securities are traded on the OTC Electronic Bulletin Board maintained by the National Association for Securities Dealers, Inc. (OTCBB) under the trading symbol " USEI".

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

Quarter	High Bid	Low Bid

First Quarter 2007	$0.127	$0.055

First Quarter 2006	$0.40	$0.17
Second Quarter 2006	$0.43	$0.225
Third Quarter 2006	$0.29	$0.147
Fourth Quarter 2006	$0.165	$0.068

First Quarter 2005	$0.80	$0.60
Second Quarter 2005	$0.80	$0.30
Third Quarter 2005	$0.18	$0.40
Fourth Quarter 2005	$0.25	$0.50

At December 31, 2006, we had 198,146,858 shares of our $.001 par value common shares issued and outstanding and as of April 10, 2007, 210,599,983, shares of our $.001 par value common shares issued and outstanding. At December 31, 2006 we had 42,215 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 23,431 shares of Series B Preferred Stock (which are convertible into 260,344 shares of common stock) issued and outstanding. As of April 10, 2007, we had 42,215 shares of Series A Preferred Stock (which are convertible into an aggregate of 526,304 shares of common stock), and 23,431 shares of Series B Preferred Stock (which are convertible into 260,344 shares of common stock) issued and outstanding.

SHAREHOLDERS

As of April 10, 2007, the number of holders of record of our common stock was 130 with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

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

None.

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

During 2006:

•
we executed our Memorandum of Understanding with General Motors Thailand (GMTh) in support of their C190 Colorado Pick-Up Program for model years 2007 through 2009. During the third and fourth quarter 2006 into the first quarter 2007, we continued durability testing and engineering analysis with GMTh. We completed a number of new installations for GMTh during the fourth quarter 2006 and early 2007. GMTh notified the Company during March 2007 they had completed their durability testing to their satisfaction and they are now prepared to proceed by offering our dual-fuel system as an option through their dealerships beginning in Thailand.

•
we completed the acquisition of Automated Engineering Corporation (“AEC”). We acquired AEC to manufacture in-house the electronic control unit component. The core of our system is incorporated into our electronic control unit. Our ability to manufacture the device in-house has resulted in a lower cost of goods and allowed us to ensure our system is manufactured under the highest quality standards. With the current equipment, machinery and facilities we now have, the Company can manufacture approximately 2,000 systems per month. We believe this provides us ample capacity to react to the potential sales we are pursuing.

•
we executed an agreement with PS Gas Company in Thailand for the conversion of diesel powered buses over a five year period. During the first quarter 2007, we successfully field-tested a system in a bus provided by PSGas in Thailand. The converted bus was taken on a 100 kilometer road test. We are now working with PSGas to schedule the intial roll-out of our dual-fuel systems through their fleet.

•
expanded our exclusive fulfillment license with WITCO Intl for a host of countries including China, India, Malaysia, Korea and several other Asian countries. WITCO has now opened a field office in China and during the first quarter 2007, we shipped the ten production units to WeiChai Peterson Motors in China

•
realized an increase in revenues from $652,400 at the year ended December 31, 2005 to $1,375,418 at the year-end 2006. Our loss to operations during the same periods were $(8,261,371) for the year ended 2005 and $(11,029,040) for the year ended 2006.

Uncertainties and challenges

For 2006

Our business model is patterned around our core dual fuel diesel to natural gas conversion technology and contract electronic manufacturing. Our model was primarily developed as a result of our operating experiences, available assets and our opinion of the market place in general. We highlight certain challenges we faced during 2005 and the fundamental adjustments we've made in developing our resultant business.

•
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

•
Determined that engineering and code writing for systems in a mobile setting would not allow us to achieve a level of precision and repeatability essential to maximizing our technology. Historically, we would conduct systems engineering in a mobile setting. While this technique is effective, it is time consuming, expensive and susceptible to error. As a result, we entered a ten year lease at our new 12,000 square foot facility in December 2004 and throughout 2005 into 2006, we incurred costs of approximately $750,000 in construction costs and equipment purchases. Since November, 2005, we been developing systems in a tightly controlled lab setting.

•
Shortly after our acquisition of AEC during June 2006, we noted a number of operating discrepancies that could have prevented us from operating at full capacity. We adjusted the methods we use in production and in ordering component parts. We also anticipated an upsurge in electronics manufacturing during the fourth quarter which is consistent with that business segment. However, given that we were the new owners of AEC and had not yet matured our own internal selling procedures, we were not able to capitalize on this annual upsurge. We have now improved our selling techniques and we’ve established a number of new client relationships which we believe will allow us to take advantage of annual sale cycles.

For 2007

Our business model is centered around our core dual fuel diesel to natural gas conversion technology and electronic manufacturing. The following items highlight some of the uncertainties relating to our model. However, there could be additional considerations such as those included in the section marked Risk Factors as well our financial statements which should be evaluated.

Organizing varied fulfillment relationships worldwide;

Dealing with customers in Asia;

Rapid rise in natural gas and/or a decrease in diesel fuel costs;

Maintaining our domestic network relationships;

Manufacturing electronic components and parts and performing electronic design work for various clients in a competitive manner;

YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2006

The following depicts our year-to-year financial condition comparing 2005 to 2006.

BALANCE SHEET

ASSETS

For the year ended December 31, 2005, the Company had current assets of $2,358,239 and total assets of $3,858,816. For the year ended December 31, 2006, current assets decreased 9% to $2,155,692 and total assets decreased 12% to $3,394,291. The decrease of approximately $464,526 was primarily the result of the companies cash position as of December 31, 2006

LIABILITIES

For the year ended December 31, 2005, the Company had current liabilities $4,130,393 and total liabilities of $4,130,393. For the year ended December 31, 2006, current liabilities had increased by 1% to $4,180,444 and total liabilities had been increased by 1% to $4,108,444. The Company converted $2,411,252 of its convertible debt to stock as of December 31, 2006.

STOCKHOLDERS' DEFICIT

For the period ended December 31, 2005, the Company had $16,997,922 in paid-in capital and the Company had $105,905 of common stock and a total shareholder deficit totaling $(271,577). For the period ended December 31, 2006, paid-in capital increased by approximately 60% to $27,221,863 common stock increased by 87% to $198,146 and had $(786,153) in total shareholder deficit.

STATEMENT OF OPERATIONS

We derive our revenues from two business segment: the sale of our dual-fuel technology and; the operation of our electronic manufacturing. Overall we posted revenues at the year ended 2006 of $1,375,418 which was a 111% increase compared to our revenues at year end 2005 of $652,400. $544,640 or approximately 40% of our revenues were for the sale of our technology and $830,778 or approximately 60% were revenues derived from our electronic manufacturing segment. We posted an increase in gross profit of 3,857% from $10,474 at year ended 2005 to $414,457 at December 31, 2006. 58% or $242,580 of our gross profits was attributed to the sale of our dual fuel technology and 42% or $171,877 was attributed to our electronic manufacturing.

Operating expenses for the year ended 2006 were $7,915,920 which was a 29% increase over our 2005 total operating expenses of $6,119,524. Non-cash losses for the year ended December 31, 2006 were $3,527,577 compared to $2,152,321 for the year ended December 31, 2005. The non-cash portion of our losses for 2006 represent 36% of our total losses of $(11,029,040) which was a 32% increase over our total losses for the year ended December 31, 2005 of $(8,261,371).

Overall basic and diluted loss per share decreased from $(0.09) at the year ended December 31, 2005 to $(0.09) at year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Previously, we have met our cash needs through the sale of our common stock, loans from our principals. During 2005, we completed a registration statement relating to a $5,000,000 equity line. Under the terms of our equity line, we may draw down up to $100,000 per Put. We believe our ability to utilize this registered equity line and financing from our principals together with proceeds from the sale of our technology provides for all our capital needs for the foreseeable future.

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

During the first quarter 2007, we relocated our executive offices and manufacturing facility to a 10,000 square foot location in Tampa, Florida.

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

RISKS ASSOCIATED WITH OUR COMPANY

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred net losses since our inception. At December 31, 2006, our accumulated deficit was $(28,206,818). We anticipate that we will continue to incur additional operating losses in the near term. Our losses to date have resulted principally from expenses incurred in our research and development programs, including beta testing, and from general and administrative and sales and marketing expenses. We cannot assure you that we will attain profitability or, if we do, that we will remain profitable on a quarterly or annual basis in the future.

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

The remainder of this page intentionally left blank

ITEM SEVEN - FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
U.S. Energy Initiatives Corporation

We have audited the accompanying consolidated balance sheets of U. S. Energy Initiatives Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U. S. Energy Initiatives Corporation and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida
April 26, 2007

US ENERGY INITIATIVES CORPORATION

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash	$3,937		$818,557
Accounts Receivable, net of $72,800 and $12,000
allowance in 2006 and 2005, respectively.	$300,163		$370,777

Other assets	$2,510	$
Prepaid expenses and deposits	$46,060		$32,286
Inventories	$634,315		$162,690
Deferred consulting	$147,000		$576,258
Deferred debt costs	$1,021,707		$397,671
Total current assets	$2,155,692		$2,358,239
Property Plant & Equipment, net	$554,722		$565,415
Goodwill	$-		$61,820
Purchase Price subject to allocation	$683,877		$-
Intellectual property certifications, net of $365,514 and
273,583 amortization, respectively	$-		$873,342

Total Assets	$3,394,291		$3,858,816

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Assets
Accounts Payable	$972,016		$526,001
Accounts Payable in settlement	$259,440		$109,868
Due to related parties	$214,849		$176,540
Due to related parties, convertible debt	$11,424		$1,080,752
Notes payable	$2,079,869		$1,630,293
Discount on Debt	$(82,231)		$(650,630)
Derivative liability	$77,046		$841,010
Other Current Liabilities	$648,031		$416,559
Total liabilities	$4,180,444		$4,130,393

SHAREHOLDERS' DEFICIT
Preferred Stock (.01 par value, 5,000,000 and 996,778
authorized, respectively)
Preferred A stock ( 42,215 shares issued and outstanding)	$422		$422

Preferred B stock (23,431 and 195,209 shares issued
and outstanding, respectively)	$234		$1,952

Common stock (.001 par value; 295,000,000 shares
authorized 198,146,858 and 105,905,433 shares
issued and outstanding, respectively)	$198,146		$105,905

Additional paid-in capital	$27,221,863		$16,997,922
Deferred compensation	$-		$(200,000)
Accumulated deficit	$(28,206,818)		$(17,177,778)
Total shareholders' deficit	$(786,153)		$(271,577)
Total liabilities and shareholders' deficit	$3,394,291		$3,858,816

US ENERGY INITIATIVES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues
Revenues from product sales and related income	$1,375,418		$652,400
Cost of product sales	$960,961		$641,926
Gross Profit	$414,457		$10,474

Expenses
Operating expenses
Consulting and professional fees	$1,885,184		$952,464
Research & development	$93,313		$113,658
Compensation	$3,990,828		$1,333,515
Amortization & Depreciation	$182,642		$319,119
Loss on impairment of goodwill	$61,820	$
Loss on impairment of intangibles	$781,412		$2,724,738
Rent	$193,965		$77,481
Insurance	$259,406		$69,992
Licenses	$2,341		$257,312
Other operating expenses	$465,009		$271,245
Total expenses	$7,915,920		$6,119,524

Loss from operations	$(7,501,463)		$(6,109,050)

Other Expenses (income)
Settlements	$149,572		$-
Interest expense	$3,909,658		$2,607,526
Gain on extinguishment of debt	$(162,557)		$-
Other income	$1,175		$-
Derivative Gain	$(370,271)		$(455,205)

(Income) loss from other expenses	$3,527,577		$2,152,321

Net loss	$(11,029,040)		$(8,261,371)

Basic and diluted loss per share	$(0.09)		$(0.09)

Basic and diluted weighted average number of
common shares outstanding	121,737,383		88,909,988

US ENERGY INITIATIVES CORPORATION

CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Stock Series				Common Stock
	Share	Amount	Share	Amount
	A	A	B	B	Shares	Amount
Balance 12/31/04	42,215	$422	195,209	$1,952	65,509,843	$65,510
Common Stock Issued
Bonus					400,000	$400
Professional Services					3,778,000	$3,777
Conversion of Notes					22,808,506	$22,808
Warrants					15,000	$15
Conversion on
Related Party Advance
Discounts of Debt
Stock for acquisition					11,752,903	$11,752
Amortization of deferred
compensation
Stock for conversions					45,000	$45
Shares issued with finance					1,598,181	$1,598
Net Loss
Balance 12/31/05	42,215	$422	195,209	$1,952	105,905,433	$105,905
Stock Issued For
Bonus					1,600,000	$1,600
Professional Services					3,874,313	$3,874
Conversion of Notes					11,155,312	$11,155
Conversion on
related party advance
Stock for acquisition					5,510,000	$5,510
Amortization of deferred compensation

Convertible debt					60,243,800	$60,244
Shares issued with finance					7,858,000	$7,858
Conversion of series B			(171,778)	(1,718)	2,000,000	$2,000
Preferred Stock
Net Loss
Balance 12/31/06	42,215	422	23,431	234	198,146,858	$198,146

US ENERGY INITIATIVES CORPORATION

CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Paid-In	Accum	Deferred	Shareholders'
	Capital	Deficit	Comp	Deficit
Balance 12/31/04	$8,677,270	$(8,916,407)	$(500,000)	$(671,253)
Common Stock Issued
Bonus	$168,685			$169,085
Professional Services	$802,054			$805,830
Conversion of Notes	$928,712			$951,520
Warrants	$135			$150
Conversion on
Related Party Advance	$1,967,092			$1,967,092
Discounts of Debt	$937,401			$937,401
Stock for acquisition	$3,514,118			$3,525,871
Amortization of deferred
compensation			$300,000	$300,000
Stock for conversions	$2,455			$2,500
Shares issued with finance				$1,598
Net Loss		$(8,261,371)		$(8,261,371)
Balance 12/31/05	$16,997,922	$(17,177,778)	$(200,000)	$(271,577)
Stock Issued For
Bonus	$346,400			$348,000
Professional Services	$774,504			$778,378
Conversion of Notes	$2,107,782			$2,118,937
Conversion on
related party advance	$1,276,339			$1,276,339
Stock for acquisition	$1,509,740			$1,515,250
Amortization of deferred compensation
		$200,000	$200,000
Convertible debt	$2,351,008			$2,411,252
Shares issued with finance	$1,858,168			$1,866,026
Conversion of series B				$282
Preferred Stock
Net Loss		$(11,029,040)		$(11,029,040)
Balance 12/31/06	$27,221,863	$(28,206,818)		$ $ (786,153)

US ENERGY INTIATIVES CORPORATION

Statement of Cash Flows

for the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,029,040)	$(8,261,371)

Common stock issued for services and compensation	$2,501,379	$324,799
Depreciation	$90,711	$45,536
Amortization of deferred compensation	$200,000	$300,000
Amortization of debt discount and	$2,477,889
deferred debt cost		$297,096
Amortization of deferred consulting	$681,258	$39,742
Impairment of intangibles	$843,232	$2,724,738
Amortization of intangibles	$91,931	$273,583
Conversion benefit on related party advance	$1,276,339	$1,967,092
Gain on extinguishment of debt	$(162,557)
Derivative Income or expense	$(370,271)	$(220,827)
Change in operating assets and liabilities
Accounts receivable	$203,970	$(218,447)
Inventory	$(319,549)	$(78,635)
Prepaid and deposits	$(20,489)	$(24,440)
Other assets	$(200)
Accounts payable	$286,517	$356,921
Related party payable		$169,343
Accrued liabilities & other current liabilities	$352,370	$165,534

Net cash provided (used) by operating activities	$(2,896,510)	$(2,139,336)
Cash flows from Investing Activities
Purchase of property and equipment	$(48,582)	$(541,504)
Business acquisition	$(292,635)	$(200,000)
Cash acquired in business acquisition	$63,049	-
Net cash provided (used) by investing activities	$(278,168)	$(741,504)
Cash flows from Financing Activities
Loans from related party	$1,334,424	$1,967,092
Payment to related parties	$(166,040)	$-
Payments on notes payable	$(1,257,372)	$(61,184)
Payments on accounts payable in settlement	-	$(40,000)
Payments on tax settlements	$-	$(58,536)
Procededs from convertible debt	$-	$1,889,850
Proceeds from notes payable	$2,449,046	$-
Proceeds from sale of common stock	$-	$150
Net cash provided (used) by financing activities	$2,360,058	$3,697,372
Net decrease in cash and cash equivalents	$(814,619)	$816,532
Beginning cash and cash equivalents	$818,557	$2,025
Ending cash and cash equivalents	$3,937	$818,557

US ENERGY INTIATIVES CORPORATION
Statement of Cash Flows (continued)
for the years ended December 31, 2006 and 2005

Supplemental Disclosure of Cash Flow Information
Cash Paid during the year for interest	$50,256	$37,614
Cash Paid during the year for income taxes	$-	$-
Common stock issued for services	$2,501,379	$616,000
Common stock issued for reduction in debt	$2,118,937	$89,030
Common stock issued for conversion of convertible note	$2,411,252	$954,074
Common stock issued as debt discount	$366,026	$285,000
Common stock issued as debt costs	$1,500,000	$-
Amortization of Common stock issued for deferred compensation	$200,000	$-
Common stock issued for acquisition	$140,250	$3,525,871

The remainder of this page intentionally left blank

US ENERGY INITIATIVES CORPORATION
(formerly Hybrid Fuel Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2006

NOTE 1 NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The financial statements of U.S. Energy Initiatives, Corporation and its subsidiaries (“the Company”) that are included  have been prepared in accordance with accounting principles generally accepted in the United States of America, and include all the necessary adjustments to fairly present the results of the periods presented.

Nature of business

US Energy Initiatives Corporation (formerly Hybrid Fuel Systems, Inc.) (the "Company.") a Georgia Corporation formed in 1996 manufactures retrofit systems for the conversion of diesel engines to non-petroleum based fuels such as compressed natural gas. The Company manufactures and sells its systems to customers pursuant to a license agreement originally acquired on June 1, 1996 and again on August 31, 2004 with a related party. The Company has exclusive world-wide rights to all things which result from five issued and one pending U.S. Patent.

Automated Engineering Corporation a subsidiary of US Energy Initiatives specializes in electronic design and product manufacturing of electronic assemblies. Automated Engineering is an ISO-9001 certified manufacturer. Automated is currently manufacturing the boards for U.S. Energy Initiatives dual fuel systems.

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

Inventories

Inventories, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of component parts used in the manufacture and assembly of retrofit systems for the conversion of gasoline and diesel engines to non-petroleum based fuels such as compressed natural gas and the electronic components used for a host of Automated Engineerings product lines.

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

Goodwill and other Intangible Assets

The company accounts for goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards “Goodwill and Other Intangibles” (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives of ten years. Intangible assets with indefinite lives will be tested for impairment annually and will also be reviewed for impairment between annual tests, should an event occur or should circumstances change that would indicate that the carrying amount ,may be impaired.

Impairment of Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of long -lived Assets” (“SFAS 144”) long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the company uses an estimate of related non discounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at December 31, 2006 and 2005, as well as the reported amounts of revenues and expenses for the years then ended. The actual results of the estimates could differ materially from the estimates and assumptions made in the preparation of the financial statements.

Revenue Recognition

In the sale of our dual-fuel conversion systems, if we install the system, revenues are recognized when the finished vehicle is retrieved by the customer. If our system is installed by a third-party, we recognize revenues on our systems and components when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

In the sale of our custom electronic manufacturing products and services, we recognize revenues when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer.

Stock Based Compensation

The Company has adopted SFAS No. 123R “Accounting for Stock Based compensation” as of January 1, 2006.. For the period ended December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of December 31, 2006 and 2005, no options had been granted under the plan and therefore no compensation expense has been recognized.

Research and Development Costs

The Company charges research and development costs to expense as incurred.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

•
Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

•
Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2006 and 2005, the Company did not have any long-term obligations.

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

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of U.S. Energy Initiatives and its subsidiaries DRV Energy and Automated Engineering (collectively the "Company") . Significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company has negative working capital for the year ended December 31, 2006 and a loss from operations for the year 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has maintained an agreement with a certain accredited investor relating to a $5,000,000 equity line which was registered with the Securities and Exchange Commission and declared effective during December 2005. Under the terms of the equity line, the Company may draw  up to $100,000 per Put.

The company also has an agreement in place with White Knight a Related Party who continues to provide financing to date.

The Company believes that with 2007 sales and the available funding from the financing agreements it will be sufficient for the Company to continue operations for the next year.

NOTE 2 OPERATING LEASES

Rent expense for the years ended December 31, 2006 and 2005 was $193,965 and , $77,481 respectively.

During the first quarter 2007, the Company entered a 5 year lease for a 10,000 square foot facility which houses our executive offices and manufacturing facility. The monthly base rental expense is $7,832.50 and the lease expires on February 29, 2012. The Company is required to pay the landlord monthly an estimated proportionate share of operating expenses. In addition to its monthly rent.

The company also has a lease for its research and development facility in Peachtree City, Georgia which was extended in 2005 to a ten year ter expiring on December 31, 2015

For the year ended December 31, 2006 the company leased 3,334 office space in Tampa, Florida that was guaranteed by a related party. This office space has been occupied by the related party for 2007 and the company has no currently liability for the space.

The following is a schedule by years of the future minimum lease payments under these operating leases:

December 31,
2007	$158,997
2008	$167,095
2009	$170,980
2010	$175,021
2010 and there after	$519,106
Total minimum lease payments	$1,191,199

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

White Knight is a major stockholder and has officers who serve in management positions for the company. Per our agreement with WK, any funding provided by WK is to be repaid in common shares of stock at a conversion price of $0.04 per share. The conversion price was agreed upon in December, 2003, when the Company’s stock was at $0.03 per share. During the year ended December 31, 2006 an outstanding note payable was paid in full by a significant shareholder. The Company has recorded a liability to the shareholder for the amount paid.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2006and 2005, property, plant and equipment, net consist of the following:

	2006	2005
Machinery and Equipment	$461,564	$401,187
Furniture, Fixtures and Equipment	$63,407	$44,562
Vehicles	$41,335	$41,335
Leasehold Improvements	222,588	231,009
Less accumulated depreciation and amortization	$(234,172)	$(152,678)
Total	$554,722	$565,415

Depreciation expense charged to operations was $90,711 and $ 45,536 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 GOODWILL, NET

At December 31, 2006 and 2005, goodwill, consists of the following:

	2006	2005
Goodwill	$61,820	$61,820
Less accumulated amortization	$0	$0
Less Impairment	$(61,820)	$0
Total	$0	$61,820

Goodwill was analyzed on December 31, 2006 for impairment as it has an indeterminant life. Based on the Company's analysis performed, an impairment loss of $61,820 was required to be recorded during the years ended December 31, 2006.

The impairment was determined in part by the company closing its Oklahoma Facility acquired with the DRV Energy Acquisition. The facility performed installation and service of gasoline conversion systems and sold various parts relating to these and other conversion systems. After reviewing the operations of the facility, management made an economical and financial decision to close our Oklahoma facility.

NOTE 6 INTANGIBLE ASSETS, NET

As of December 31, 2005 and 2006, intangible assets, net, consist of the following:

	2006	2005
Intellectual Property - Certifications	$873,342	$1,146,925
Less accumulated amortization	$(91,931)	$(273,583)
Less Impairment	$(781,411)	$0
Total	$0	$873,342

Amortization expense charged to operations was $91,931 and $273,583 for the years ended December 31, 2006 and 2005, respectively.

Based on the Company's analysis for impairment as of December 31, 2006, impairment losses of $781,411 were required to be recorded. The impairment was determined by the analysis of our current operating results, trends and undiscounted future cash flows.

Due to analysis of the companies gross profit for the certified gasoline systems the company revised it business model in 2006. The new model reflected the closing of the Installation and service facility in Oklahoma a selling and installing the gasoline conversions systems through our dealer network across the United States. After a further analysis of the operating results in 2006 the company determined it did not achieve the sales from the certified systems it expected through our dealer network.

In 2007 the company has changed its plan for the sales of these certified systems. Due to the operating results from 2006 and the unknown result of our plan for 2007 management has been unable to forecast projected profits, therefore we have recorded the impairment on the assets as of December 31, 2006. The Company will continue to analyze and review sales and will try to improve on revenues and profits generated from these certifications.

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2006 are as follows:

	2006	2005
Current income tax expense (benefit)	$0	$0
Deferred income tax expense (benefit) net operating loss carry forward	$(3,556,578)	$(1,847,465)
Change in valuation allowance	$3,556,578	$1,847,465
Income tax expense (benefit)	$0	$0

Income taxes for the years ended December 31, 2005 and 2006 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the change in the valuation allowance.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Computed tax expense at the statutory rate increase (decrease) in taxes resulting from:
Net Loss	$(3,749,875)	$(2,808,855)
Permanent differences
Derivative income	(407,338)	(482,916)
Derivative expense		328,146
Derivative interest expense	281,446	95,923
Amortization of certification	31,256	93,018
Goodwill impairment	286,698	926,411
Non deductible meals and entertainment (50%)	1,235	808
	193,297	961,390
Current income tax expense (benefit)	(3,556,578)	(1,847,465)

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $24,146,257 available to offset taxable income through 2025

	2006	2005
Net operating loss carry forwards	$8,209,727	$4,653,308
Valuation allowance	$8,209,727	$4,653,308

A valuation allowance has been recorded primarily related to tax benefits associated with income tax operating loss carryfowards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

NOTE 8 DEBT IN DEFAULT

The Company did not meet the payment terms on the note payable to Peachtree National Bank during the years ended December 31, 2005 and 2006. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of December 31, 2005 or 2006, the full balance of the note has been reclassified as a current liability for both years.

For the year ended December 31, 2006, the remaining principal balance as of 12/31/06 was approximately $44,000

The Company is delinquent in the payment of payroll taxes. The Company finalized payments in May 2006 on a payment schedule for delinquencies prior to 2004 that was developed after negotiations with the taxing authorities. Current estimated delinquency, along with estimated penalties and interest are as follows, as of December 31, 2006 and 2005

	2006	2005
Payroll and sales taxes	$182,500	$61,561
Estimated and accrued
Penalties and interest	21,800	13,238
	$204,300	$74,799

NOTE 9 LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2005 and 2006 should have a material adverse impact on its financial condition or results of operations.

On November 14, 2003, Ambac International Corporation filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suit stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. The Company maintains the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. During the first quarter, 2007, the Arbitrator awarded AMBAC a total of $ 259,440 including interest and court costs. While the company intends to vigorously appeal this award, the full liability has been accrued as of December 31, 2006..

NOTE 10 STOCK OPTIONS AND WARRANTS

The Company's Stock Option Plan (" SOP.") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of December 31, 2006 and 2005, no options had been granted under the plan.

Warrants

The Company has issued warrants to purchase shares of common stock to consultants and other non employees. The company uses the Black Scholes option pricing model to value warrants issued to non employees.

The following table summarizes the Company's warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance as of December 31, 2004	862,500	$0.57
Additions	3,114,814
Exercised
Expirations	(62,500)
Balance as of December 31, 2005	3,914,814	$1.00
Additions
Exercised
Forfeited	1,200,000
Expirations 800,000
Balance as of December 31, 2006	1,914,814	$0.21

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Warrants Numbers Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable at Exercise Price	Exercise Price	Weighted Average

$0.19 - $0.27	1,914,814	3.55	$0.21	1,914,814	$0.21

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

On July 14, 2006, we completed an offering of our $845,000 principal amount 15-month promissory note (the "Note") to Dutchess Private Equities Fund, II, L.P. (the "Investor") for aggregate gross proceeds of $650,000. The Note bears interest at a rate equal to 12% per month. On or before July 31, 2006 through November 30, 2006, we shall make payments to the Investor in an amount equal to 100% of each put from the Equity Line of Credit with the Investor given by us to the Investor under that certain Investment Agreement dated as of November 4, 2005 which we entered into with the Investor (the "Investment Agreement"). Our initial payment will be due on July 31, 2006 and all subsequent payments will be made at the closing of every put to the Investor thereafter until the Note is paid in full. Commencing on December 31, 2006, we shall make payments to the Investor in an amount equal to the greater of (i) 100% of each put to the Investor from us, or (ii) 1/12th of the outstanding balances due on this Note and any notes currently outstanding between the Company and the Investor dated March 23, 2006 and December 20, 2005. In the event that on the maturity date we have any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquated damages. In addition, our obligation to repay the principal and accrued interest under the Note, as well as our $1,412,500 principal amount one-year promissory note which we issued to Dutchess Private Equities Fund, L.P. on March 23, 2006, and our $1,362,500 principal amount one-year promissory note which we issued to the Investor on December 20, 2005, is secured by all of our assets pursuant to a certain Security Agreement which we entered into on March 23, 2006.

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

On November 30, 2006, we completed an offering of our $210,000 principal amount 30 day promissory note (the “Note”)) to Dutchess Private Equity Fund, L.P. (the “Investor”) for aggregate gross proceeds of $175,000. The note bears no interest. The company was to make payments to the Holder in the amount of the greater of a) one hundred percent (100%) of each put (as defined in the Investment Agreement between the Company and the Investor dated November 4, 2005) given to the Investor from the Company, (the “Payment Amount”) until the face amount is paid in full, minus any fees due. The First Payment will be due at the closing of each Put (“Payment Date” or “Payment Dates”) until this Note is paid in full. Notwithstanding any provision to the contrary in this Note, the Company may pay in full to the Holder the Face amount, or any balance remaining thereon, in readily available funds at any time and from time to time with out penalty. In the event that on the Maturity Date the company has any remaining amounts unpaid on this Note (the “Residual Amount”), the Holder can exercise its right to increase the Face amount by ten percent (10%) as an initial penaly and an additional two and one-half pecent (2.5%) per month paid, pro rata for partial periods, compounded daily, as liquidated damages (“Liquidated Damages”). If a Residual Amount remains, the company is in Default. As of December 31, 2006, the company had not paid the full principal balance. Subsequent to the year then ended the company paid the balance in full.

NOTE 12 SHAREHOLDERS EQUITY

Preferred Stock

Effective December 6, 2006, the Company increased its designated shares of previously undesignated preferred stock to 5,000,000 shares authorized.

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

On September 28, 2006, the Holders of the Series B Preferred Shares converted 171,778 of their 195,209 Series B Preferred Shares held into 2,000,000 shares of our common stock. This left a balance of 23,431 Series B Preferred Shares and 42,215 Series A Preferred Shares outstanding.

NOTE 13 SHORT TERM OBLIGATIONS

Short-term obligations consist of the following at December 31, 2005 and 2006:

	2006	2005

Convertible Note payable, collateralized by all assets, interest due in monthly
Payments at Wall Street Journal prime plus 3.00% and principal payments
commencing on August 1, 2005. (face value $600,000)		$209,378

Convertible Note Payable, collateralized by all assets, Interest due in monthly payments of $3,369.46 at 12% annum, starting in the fourth month monthly
payments of $40,498.44 per month including principle. (face value) $340,000		$101,267

Convertible Note Payable, collateralized by all assets, due in monthly
payments $113,541.64. (face value $1,362,500)	$793,334	$1,059,722

Note Payable, unsecured, due in monthly payments of $3,800, including
interest at 6.28%, through September 2006		$190,320

Note Payable, unsecured due in monthly payments of $6,627.31
including interest at 9.25% through November 2006		$69,606

Note Payable collateralized by all assets, due in the amount equal to the greater
of 100% of each put to the investor from our credit line or $117,708 per month.	$858,729

Note Payable collateralized by all assets, due in the amount equl to 100% of Put to the investor from our line of credit until the note is paid in full, Commencing on
December 20, 2006, including interest at 12% per month	$160,173

Note Payable collateralized by all assets, Interest due in monthly payments	$109,706
Note Payable collateralized by (40) signed put notices for the equity line of Credit,
due in the amount of the greater of 100% of each put until the face amount is paid in full.	$157,927

	$2,079,869	$1,630,293
Debt Discount	$(82,231)	$(650,630)
Total	$1,997,638	$979,663

NOTE 14 EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

Convertible debt and warrants were determined to be antidilutive and therefore did not affect earnings per share.

	2006	2005
Numerator:

Net loss	$(11,029,040)	$(8,261,371)
Less preferred stock dividends	--	--

Net loss available to common shareholders	$(11,029,040)	$(8,261,371)

Denominator:

Weighted average shares outstanding	121,737,383	88,909,988

Effect of dilutive securities:

Stock Options	--
Convertible debt	--
Stock Warrants	--

Weighted average fully diluted shares outstanding	121,737,383	88,909,988

Net earnings (loss) per common share

Basic	(0.09)	(0.09)
Diluted	(0.09)	(0.09)

NOTE 15 DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Convertible Debentures, (b) the Warrants issued in connection with the Convertible Debts, and (c) put options. These derivative financial instruments are indexed to an aggregate of 10,168,674 shares at December 31, 2006 and are carried at fair value.

At December 31, 2006 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 12/31/06
3/5/2005	3/5/2010	1,600,000 warrants issued to Alpha Capital	$0.55	$ 928,000	$ 57,600

11/4/2005	11/4/2010	314,815 warrants issued to Dutchess Priveate Equities	$0.27	$ 85,000	$ 9,130
Fair Value of freestanding derivative instrument liabilities for options and warrants  $66,730

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value At 12/31/06
12/20/2005	12/21/2006	Dutchess $1,362,500 term note	$0.27	$ 302,778	$ 4,110
3/23/2006	3/23/2007	Dutchess $ 1,412,500 term note	$0.27	$ 470,833	$ 394
7/13/2006	10/13/2007	Dutchess $845,000 term note	$0.27	$338,169	$5,811

Fair value of derivative instrument liabilities for term notes	$10,315

Total fair value of derivative instrument liabilities	$77,045

The financial derivatives are accounted for as a liability according to the guidance of EITF 00-19 and FAS 133 and the fair values have been determined using the Black Scholes valuation model with the assumptions listed in the table below

Expected term ranging from.25 to 3.75 years
Stock Price at December 31, 2006 $0.072
Expected dividend yield
Expected stock price volatility 103%
Risk-free interest rate ranging from 4.74% to 5.09%

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

NOTE 16 ACQUISITIONS

On June 9, 2006 the company entered into a “Stock Purchase Agreement” for 100 percent of the outstanding common shares of Automated Engineering Corporation. The aggregate purchase price was $350,000, and was consummated by a cash payment in the amount of $292,635 to the shareholders of 83.6% of the outstanding shares. The balance of $57,365, representing a minority interest shareholder is included in accrued expenses as of December 31, 2006.

As this transaction occurred in the middle of a reporting period, the Company has designated the acquisition date for accounting purposes to be the end of the month of June. Therefore, operational results for this acquired entity will commence in the month of July 2006.

The Company is in the process of verifying the values of the assets acquired as well as certain intangible assets; thus the amount of the purchase price subject to allocation carried on the balance sheet as of June 30, 2006 is calculated as follows:

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

	For the year ended Dicember 31, 2006	For the year Ended December 31, 2005
	(unaudited)	(unaudited)
Revenue	1,720,431	2,511,233
Gross Profit	834,294	1,109,295
Net Loss	(10,706,004)	(8,253,932)

The acquisition of DRV Energy was accounted for as a purchase. The results of operations of DRV Energy have been included in the Company’s result of operations since the date of acquisition,

Assumption of liabilities	$652,956
Cash paid	200,000
Common stock issued	3,525,871
$4,378,827
The aggregate purchase price was allocated as follows:

Accounts Receivable	$134,895
Inventory	47,432
Property and equipment	60,941
Other assets	2,075
Goodwill & Intangible Assets	4,133,484
$4,378,827

On August 11, 2005 Hybrid Fuel Systems completed the closing of a Share Exchange Agreement (the “Agreement”) with DRV Energy, Inc., an Oklahoma corporation (“DRV” and the sole shareholder of DRV, Sheri Vanhooser (the “DRV Shareholder”) that was entered into on June 29, 2005. Hybrid issued an aggregate of 11,612,903 unregistered shares of HYFS common stock, par value $0.001 per share, and payment of $200,000 in cash. Pursuant to the Agreement, we acquired all of the outstanding equity stock of DRV from the DRV Shareholder

DRV Energy, Inc., an Oklahoma corporation was formed November 30, 1994 to engage in alternative fuels industry through the sales and services of vehicle conversions system. DRV is a small volume manufacturer of EPA Certified bi-fuel and dedicated natural gas and propane turnkey conversion systems. DRV Energy also has a full service alternative fuels center with slow/fast fill stations as well as compressor installation and maintenance capabilities.

NOTE 17 SEGMENT INFORMATION

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

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2006 IS AS FOLLOWS:

	Hybrid Fuels	Manufacturing	Total
Revenues	544,640	830,778	1,375,418
Cost of Sales	302,059	658,902	960,961
Gross Profit	242,581	171,876	414,457

Operating expenses
Consulting and Professional	1,852,972	32,212	1,885,184
Research & Develop	92,062	1,251	93,313
Compensation	2,365,293	1,625,535	3,990,828
Depreciation & Amortization	174,772	7,870	182,642
Rent	163,182	30,783	193,965
Insurance	233,018	26,388	259,406
Other operating expenses	1,276,661	33,921	1,310,582
	6,157,960	1,757,960	7,915,920

Loss from operations	(5,915,379)	(1,586,084)	(7,501,463)

Other expense (income)
Derivative gain	(370,271)		(370,271)
Interest expense	3,895,063	14,595	3,909,658
Extinguishment of debt	(162,557)		(162,557)
Settlements	149,572		149,572
Misc	1,175		1,175
	3,512,982	14,595	3,527,577
Loss from continuing operations	(9,428,361)	(1,600,679)	(11,029,040)
Net loss for reportable segments	(9,428,361)	(1,600,679)	(11,029,040)
Total Assets	2,310,395	1,083,896	3,394,291

Reconciliation of Segment Amounts Reported to Condensed
Consolidated Amounts

Revenue
Total revenues for reportable segments	1,375,418
Total consolidated revenue	1,375,418

Net loss

Net loss for reportable segments	11,029,040
Net loss consolidated	11,029,040

NOTE 18 RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, FASB issued SFAS 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management currently does not believe that SFAS No. 155 will have a material effect on our results of operations and financial position.

    In March 2006 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management does not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

    In July 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes” (FIN48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48.

    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No 157, “fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, far value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting “bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect trasition adjustment. SAB NO. 108 is effective for the Company’s 2006 annual financial statements. The adoption of  SAB No. 108  is not expected to materially impact the financial statements.

NOTE 19 SUBSEQUENT EVENTS

On April 1, 2007 our Board of Directors appointed Mr. Philip M. Rappa as our Chief Executive Officer, There are no understandings or arrangements between Mr. Rappa and any other person pursuant to which Mr. Rappa was selected as Chief Executive Officer. Mr. Rappa does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

M. Philip M. Rappa, B.A.M.B.A., has 34 years experience in executive level and operations management in a variety of industries ranging from healthcare to high technology. From start-up organizations to challenged companies and high growth, multi-national corporations, he rose within the ranks of the German/Swiss conglomerate, Asea Brown, Boveri and built a start-up ABB Ceag Power Supplies, Inc. from $400,000 in annual sales to over $202 million in just under 7 years. While serving in various capacities, including President/CEO and chairman, Phil has lead multiple organizations toward success and profitability. His knowledge of turnaround management is critical to the restructuring process. Additionally, he provides operational, financial, and cash management expertise in all phases of the business.

ITEM EIGHT - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

ITEM EIGHT B - OTHER INFORMATION

None.

PART III

ITEM NINE - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

NAME	AGE	POSITION/OFFICE HELD

John Stanton	58	Chairman of the Board of Directors
Mark Clancy	51	Chief Executive Officer Director
Michele Hamilton	38	Chief Financial Officer

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

    Mark Clancy - Chief Executive Officer, and Director. Since December 23, 2003, Mark Clancy has served as our Chief Executive Officer and our Chief Financial Officer and as a Director . Mr. Clancy is also the President of Pangea Corporation. Since 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly traded EarthFirst Technologies, Inc. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982. Mr. Clancy holds a Bachelors Degree in History from the University of South Florida and is a lifetime member of various academic honor societies including Phi Theta Kappa, Phi Alpha Theta and USF Arts and Sciences Honor Society.

    Ms. Hamilton has served as our comptroller since 2004. Ms. Hamilton has 15 years diverse accounting and business management experience. Previously, Ms. Hamilton was engaged in financial management for financially distressed companies with a focus on forensic audits. In 1998, Ms. Hamilton served as the Senior Finance Manager for Numed Home Health Care. Remaining within the same management group, during June 2004 Ms. Hamilton assumed additional responsibilities auditing financially distressed healthcare organizations and consulting with senior management for turnaround of such organizations. Ms. Hamilton attended college in Long Island.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2006, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

    Mr. Stanton, Mr. Clancy and Ms. Hamilton failed to file their initial report on Form 3 for the year ended 2006. The Form 3's were subsequently filed during April 2007. Mr. Stanton, Mr. Clancy and Ms. Hamilton have not sold any of the shares they own in our company.

ITEM 10 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the fiscal years ended December 31, 2005 and 2006.

	Annual Compensation				Long Term Compensation
		Salary	Other annual Bonus	Restricted Stock Awards compensation	Securities underlying	LTIP options	All other Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

John Stanton	2005	$--	$--	$--	$300,000	0	$--	$--
Chairman of the Board	2006	$--	$--		$--	0	$--	$--

Mark Clancy	2005	$90,.000	$--	$--	$300,000	0	$--	$--
Chief Executive Officer	2006	$240,000	$--	$--	$--	0	$--	$--
Chief Financial Officer
Director

Michele Hamilton	2006	$79,000	$--	$--	$--	0	$--	$--

COMPENSATION OF DIRECTORS

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. Directors do receive stock compensation for services.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2006.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2006.

EMPLOYMENT AGREEMENT

None.

ITEM ELEVEN - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 20, 2007, the beneficial ownership of the Company's Securities by (i) each current member of the Board of Directors of the Company, (ii) the executive officer named in the Section entitled "Executive Compensation," above; (iii) all persons or entities known by us who own more than 5% of our voting common stock, and; (iv) all current directors and executive officers of the Company as a group. On April 20, 2007, the Company had 210,599,983 shares of common stock issued and outstanding.

NAME OF BENEFICIAL OWNER	NUMBER SHARES	OF % CLASS
John Stanton	87,835,758	41,70%
Chairman of the Board
Mark Clancy	26,101,035	12.39%
Chief Executive Officer
Director
Michele Hamilton	1,000,000	0.47%
Chief Financial Officer
Frank Davis	1,708,000	0.81%
Chief Technical Consultant
Sheri Vanhooser	11,612,903	5.51%
Vice President Business Development
Officers and Directors as a group (3 persons)	28,809,035	13.67%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None of the Company's securities are authorized for issuance under equity compensation plans.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes pertinent agreements relating to our operations including our Technology License Agreement.

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

Our Chief Technology Consulting Agreement

In order to ensure ourselves of the employment continuation of the technology inventor Mr. Frank Davis, we have entered a Consulting Agreement between the Company and Electronic Controls Technology LLC (the " Consulting Agreement."). Under the terms of the Consulting Agreement, we are to compensate Electronic Fuel Technology LLC $7,000 per month until we complete our current verification after which we are to remit $12,000 per month. In exchange for such compensation, Electronic Controls Technology LLC . We opted to increase the monthly payment from $7,000 to $12,000 effective January 1, 2005. The Consulting Agreement further requires we provide health insurance to Mr. Frank Davis and his wife which was effective January 1, 2005. Under the terms of the Consulting Agreement, ECT shall:

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

ITEM 13 - EXHIBITS

Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this Report on Form 10-KSB:

Exhibit	Description
2.1
Asset Purchase Agreement between the Company and New York State Electric & Gas Corporation, dated as of October 29, 2001, incorporated by reference to Exhibit 2.1 of the 8-K filed on December 26, 2001.

2.2	Secured Promissory Note in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.2 of the 8-K filed on December 26, 2001.

2.3	Security Agreement between the Company and New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.3 of the 8-K filed on December 26, 2001.

2.4	Guaranty from the Company in favor of New York State Electric & Gas Corporation, dated as of December 11, 2001, incorporated by reference to Exhibit 2.4 of the 8-K filed on December 26, 2001.

3.1	Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.1 to the SB-2 filed on March 23, 2000.

3.2	Amendment to Articles of Incorporation of Save On Energy, Inc., incorporated by reference to Exhibit 3.2 to the SB-2 filed on March 23, 2000.

3.3	By-laws of Save On Energy, Inc., incorporated by reference to Exhibit 3.3 to the SB-2 filed on March 23, 2000.

4.1	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on February 19th, 2002 [incorporated by reference to Exhibit 4.1 to the 10-KSB filed on May 30, 2002.*

4.2	Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on May 7th, 2002 [incorporated by reference to exhibit 4.2 to the 10-KSB filed on May 30, 2002.*

4.3	Subscription Agreement, dated March 31, 2005, by and among Hybrid Fuel incorporated by reference to Exhibit 4.1 to the 8-K filed on April 5, 2005.

4.4	Form of Convertible Note of Hybrid Fuel Systems, Inc. issued to investors named on the signature pages thereto incorporated by reference to Exhibit 4.2 to the 8-K filed on April 5, 2005.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: The aggregate fees billed by BBK for professional services rendered for the audits of the Company's annual financial statements for the years ended December 31, 2006 and 2005 were approximately  $185,000 and $65,000 andrespectively.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the years ended December 31, 2005 and 2006.

Tax Fees. The Company did not engage BBK for professional services regarding tax advice or return preparation.

All Other Fees. There were no fees billed by BBK for services rendered to the Company, other than the services covered above for the years ended December 31, 2005 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 26 day of April, 2007.

Hybrid Fuel Systems, Inc.

By:	/s/ Mark Clancy
Mark Clancy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 26, 2007.

/s/ John Stanton
John Stanton
Chairman of the Board of Directors

/s/ Mark Clancy
Mark Clancy
Chief Executive Officer (Principal Executive Officer) and Director

/s/ Michele Hamilton
Michele Hamiltion
Chief Financial Officer (Principal Financial Officer)