Form 10QSB
period 2007-03-31
US Energy Initiatives CORP
filed 2007-05-22
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007
 or

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51789

US ENERGY INITIATIVES CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	58 2267238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12812 Dupont Circle, Tampa, Florida 33626
(Address of principal executive offices) (Zip Code)

(813) 630-1229
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At May 21, 2007, the Company had 42,215 Series A Preferred Shares and 23,431 Series B Preferred Shares outstanding and 212,070,558 of its $0.001 par value common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

US ENERGY INITIATIVES
Report on Form 10QSB
for the three month period ended March 31, 2007

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2007 (unaudited) and December 31, 2006 (audited)

ASSETS	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Current Assets
Cash	$3,940	$3,937
Accounts Receivable, net of $72,800 allowance in 2007 and 2006 respectively.	256,230	300,163
Other assets		2,510
Prepaid expenses and deposits	61,339	46,060
Inventories	616,382	634,315
Deferred consulting	94.538	147,000
Deferred debt costs	520,858	1,021,707
Total current assets	$1,553,287	$2,155,692

Property, plant & equipment, net	577,139	554,722
Goodwill Purchase price subject to allocation	683,877	683,877

Total Assets	$2,814,303	$3,394,291
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$978,290	972,016
Accounts payable in settlement	259,440	259,440
Due to related parties	224,929	214,849
Due to related parties,convertible debt	423,656	11,424
Notes payable	1,966,124	2,079,869
Discount on debt	(5,133)	(82,231)
Derivative liability	96,579	77,046
Other current liabilities	691,317	648,031
Total Liabilities	$4,635,202	4,180,444

Shareholders' Deficit
Preferred Stock (.01 par value, 5,000,000 authorized)
Preferred A stock (.01 par value, 42,215 shares issued and outstanding	422	422
Preferred B stock (.01 par value, 23,431 shares issued and outstanding)	234	234
Common stock (.001 par value, 295,000,000 shares authorized; 210,698,734 and 198,146,858 shares issued and outstanding, respectively	210,698	198,146
Additional paid-in capital	28,422,922	27,221,863
Accumulated deficit	(30,455,175	(28,206,818)
Total shareholders' deficit	(1,820,899)	(786,153)

Total Liabilities and Shareholders' Deficit	$2,814,303	$3,394,291

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
		(restated)

Revenue	$385,874	$168,100
Cost of sales	329,557	159,091
Gross Profit	56,317	9,009

Operating Expenses
Consulting and professional	148,679	360,397
Research & Development	12,286	9,469
Compensation	750,742	414,213
Depreciation and Amortization	25,788	44,918
Loss on sale of fixed asset	1,310	0
Rent	52,601	28,380
Insurance	64,713	65,278
Other operating expenses	74,813	88,520
	1,130,932	1,011,175

Loss from operations	(1,074,615)	(1,002,166)

Other Expense (Income)
Derivative loss (gain)	213,259	699,430
Interest expense	960,486	705,051
Other income	(3)	(529)

(Income) loss from other expenses	1,173,742	1,403,952

Net Loss	(2,248,357)	(2,406,118)

Basic and diluted weighted average common shares outstanding	210,698,734	106,709,351

Basic and diluted loss per share	$(0.01)	$(0.02)

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006 (restated)
Cash flows from operating activities
Net Loss	(2,248,357)		(2,406,118)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Common stock issued for services	375,000		52,813
Depreciation	25,788		21,935
Amortization of deferred compensation			75,000
Amortization of deferred debt cost and debt discount	293,067		342,131
Amortization of deferred interest costs	370,879
Amortization of deferred consulting	87,462		153,999
Amortization of intangibles			22,983
Loss on sale of equipment	1,310
Conversion benefit on related party advance	288,675		68,000
Derivative (income) expense	213,259		914,509

Change in operating assets and liabilities
Accounts Receivable	43,934		66,494
Inventory	17,933		26,310
Prepaid & deposits	(50,277)		(57,385)
Other assets	200
Accounts payable	12,237		(57,450)
Related Party payable	3,250		(150,000)
Accrued liabilities	(63,845)		(4,122)
Other current liabilities	92,087		49,808

Net Cash Provided (used) by operating activities	(537,398)		(881,093)

Cash flows from Investing Activities
Purchase of property and equipment	(5,599)		(20,771)
Proceeds from sale of equipment	1,000

Net cash provided (used) by investing activities	(4,599)		(20,771)

Cash flows from Financing Activities
Loans to employees			(2,200)
Loans from related parties	397,000		68,000
Payment on notes payable			(852,537)
Proceeds from convertible debt - Dutchess	145,000		1,040,000
Proceeds from sale of common stock			223,847

Net cash provided (used) by financing activities	542,000		447,110

Net increase (decrease) in cash and cash equivalents	3		(424,754)
Beginning cash and cash equivalents	3,937		818,557

Ending cash and cash equivalents	$3,940		$393,803

Supplement disclosure of cash flow information
Cash paid during the year for interest		$$	30,900
Common stock issued for services	$386,464
Common stock issued for conversion of convertible note	$474,470		$341,765
Amortization of common stock issued for deferred compensation	$200,000		$75,000
Amortization of debt discount		$$	78,296
Common stock issued for discount on debt	$64,000		$366,026

US ENERGY INITIATIVES CORPORATION
Notes to Consolidated Financial Statements
For the Three Month periods ended March 31, 2007 and 2006
(unaudited)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements include the accounts and operations of US Energy Corporation and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements.

b. Use of Accounting Estimates

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

c.. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers.

e Inventories

Inventories are stated at the lower of cost or market first-in, first-out (FIFO) method.

f. Property, Plant and Equipment Net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Leasehold Improvements are amortized using the straight-line depreciation method over the life of the respective lease or the service lives of the improvements, whichever is shorter.

g Goodwill and other Intangible Assets

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

h. Impairment of Assets

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

i. Income Taxes

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

j. Earnings (Loss) Per Common Share

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

k. Revenue Recognition

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

l. Stock Based Compensation

The Company has adopted SFAS No. 123R, "Accounting for Stock Based Compensation" as of January 1, 2006. For the period ended September 30, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of March 31, 2007 and 2006, no options had been granted under the plan and therefore no compensation expense has been recognized.

m. Research and Development Costs

The Company charges research and development costs to expense as incurred.

n. Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2007 and 2006, the Company did not have any long-term obligations.

o. Accounting For Financial Instruments

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

p. Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2006 to conform to the presentation for the three months ended March 31, 2007

q. Going concern:

    The accompanying financial statements have been prepared assuming the company will continue as a going concern. As reflected in the financial statements, the Company has negative working capital for the period ended March 31, 2007 and a loss from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The company has adequate financing in place and subsequent to December 31, 2006 has completed significant trials on its new conversion systems and has received initial potential orders for sales so as to provide funding for the continued operations of the Company.

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

Note 3 - Related Party Transactions

White Knight (WK) is a major stockholder, per our agreement with WK, any funding provided by WK is to be repaid in common stock at a conversion price of $0.04 per share. The conversion price was agreed upon in December, 2003, when the Company's common stock was at $0.03 per share.

As of March 31, 2007, $319,924 is outstanding debt due to WK. Through the three month period ended March 31, 2007 WK advanced a total of $308,500.

Vital Trust Business Development Corporation , of which Mark Clancy is the Chief Operating Officer has provided financing of $103,732 for the quarter ended March 31, 2007. Vital Trust Business Development Corporation will be repaid in common stock at 100% of the price per share.

The Company expects to enter into a formal finance agreement with Vital Trust Business Development for any ongoing financing in the 2nd quarter of 2007. Mark Clancy Chief Operating Officer and Director of Vital Trust is also a Director of U.S. Energy Initiatives Corporation.

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

Note 4- Shareholders' Equity

Preferred Stock

        Effective December 6, 2006, the Company increased its designated shares of previously undesignated preferred stock to 5,000,000. At March 31, 2007 the company had 42,215 Series A Preferred Shares and 23,431 Series B Preferred Shares outstanding.

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

Note 5 - Goodwill

At March 31, 2007 and 2006, goodwill consists of the following:

	March 31, 2007		March 31, 2006
Goodwill				$61,820
Less accumulated amortization
Less Impairment	$		$
Total		0.00		$61,820

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

Note 6 - Intangible Assets

	March 31, 2007	March 31, 2006
Intellectual Property			$1,146,925
Less accumulated amortization			(296,565)
Less Impairment		$	$
Total	0.00		$850,360

Amortization expense charged to operations was $0 and $22,982 for the period ended March 31, 2007 and 2006, respectively.

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

Note 7 - Debt in Default

The Company did not meet the payment terms on the note payable to Peachtree National Bank through March 31, 2007. The Company did remit $5,000 of the PeachTree debt during May 2007. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of March 31, 2007, the full balance of the note has been reclassified as a current liability. The remaining principal balance as of March 31, 2007 was approximately $48,000.

         The Company is delinquent in payment of payroll taxes. The Company finalized payments in May 2006 on a payment schedule for the federal payroll tax delinquencies prior to 2004. Current estimated delinquency along with accrued penalties and interest are as follows, as of March 31, 2007.

	March 31, 2007	March 31, 2006
Payroll and sales taxes	$274,247	$51,410
Accrued penalties and interest	21,800	8,388
	$296,047	$59,798

Note 8 - Litigation

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

On February 21, 2007, Boonville Natural Gas Corporation filed an action seeking $112,071. The suit alleges the Company breached it Contract to sell and install three Diesel/CNG conversion systems for use on Boonville’s specially purchased vehicles. The suite seeks reimbursement for Boonevilles incurred damages of 3 specialized vehicles, cost of tanks and employee labor and travel expenses. The Company maintains that the agreement states Booneville gas had 30 days to evaluate the conversion systems to find acceptable. The Company did not accrue any liability as of March 31, 2007. Currently the company has an ongoing investigation as to how Booneville gas purchased the incorrect vehicles making the installaion of the conversions system impossible. The company feels that there was a mis communication between parties rather than a system failure.

On April 18, 2007 Discount Enterprises Inc. filed an action against U.S. Energy Initiatives (along with one other defendant) alleging that the defendants did not comply with the terms of the Contract in regards to the timeliness of installation and the vehicles that were converted had mechanical problems. As of the period ended March 31, 2007 the company has not accrued any liability. Management does not feel that the suit will exceed the amount of product liability insurance if Discount Enterprises is to be awarded for damages.

From time to time the Company is subject to litigation relating to claims arising out of its operations in the ordinary course of business. Such claims, if successful, could exceed applicable insurance coverage. The company is not currently a party to any material legal proceedings other than what is currently disclosed herein.

Note 9 - Stock Options and Warrants

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

Note 10 - Derivative Financial Instruments

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the Convertible Debentures, (b) the Warrants issued in connection with the Convertible Debts, (c) interest rate index, and (d) put options. These derivative financial instruments are indexed to an aggregate of 11,334,663 shares at September 30, 2006 and are carried at fair value.

At March 31, 2007 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding: (At March 30, 2007, the closing price for the Company's securities was $0.086).

                Free Standing Derivatives
Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 3/31/07
3/05/05	3/05/10	1,600,000 warrants issued to Alpha Capital	$0.19	$928,000	$68,640
11/4/05	11/4/10	314,815 warrants issued to Dutchess Private Equity	$0.27	$85,000	$13,411
Fair value of freestanding derivative instrument liabilities for options and warrants					82,051

                Embedded Conversion Features
Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 3/31/07
12/20/05	12/21/06	Dutchess $1,362,500 term note	$0.27	$302,778	$1,175
3/23/06	3/23/07	Dutchess $1,412,500 term note	$0.27	$470,833	$11,028
7/13/06	10/13/07	Dutchess $845,000 term note	$0.27	$338,169	$2,325
Fair value of embedded conversion features for term notes					14,528
Total fair value of freestanding derivative instrument liabilities					96,579

The financial derivatives are accounted for as a liability according to the guidance of EITF 00-19 and FAS 133 and the fair values have been determined using the Black Scholes valuation model with the assumptions listed in the table below

Expected term ranging from	.22 to 3.5 years
Stock Price at March 31, 2007	$0.086
Expected dividend yield	$0.00
Expected stock price volatility	103%
Risk-free interest rate ranging from	4.54% to 5.06%

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

Note 11- Debt Financing

On March 8, 2007, we completed an offering of our $132,000 principal amount 30 day promissory note (the “Note”) to Dutchess Private Equity Fund, L.P. (the “Investor”) for aggregate gross proceeds of $110,000. The note bears no interest. The company was to make payments to the Holder in the amount of the greater of a) one hundred percent (100%) of each put (as defined in the Investment Agreement between the Company and the Investor dated November 4, 2005) given to the Investor from the Company, (the “Payment Amount”) until the face amount is paid in full, minus any fees due. The First Payment will be due at the closing of each Put (“Payment Date” or “Payment Dates”) until this Note is paid in full. Notwithstanding any provision to the contrary in this Note, the Company may pay in full to the Holder the Face amount, or any balance remaining thereon, in readily available funds at any time and from time to time with out penalty. In the event that on the Maturity Date the company has any remaining amounts unpaid on this Note (the “Residual Amount”), the Holder can exercise its right to increase the Face amount by ten percent (10%) as an initial penalty and an additional two and one-half percent (2.5%) per month paid, pro rata for partial periods, compounded daily, as liquidated damages (“Liquidated Damages”). If a Residual Amount remains, the company is in Default.

Note 12 - Acquisitions

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

The Company is in the process of verifying the values of the assets acquired as well as certain intangible assets; thus the amount of the purchase price subject to allocation carried on the balance sheet as of June 30, 2006 is calculated as follows:

Purchase Price	$490,250

Less: values currently assigned to assets
Cash	(63,049)
Accounts Receivable net	(133,357)
Inventory	(153,003)
Fixed Assets net	(60,285)
Other assets	(2,310)

Plus: values currently assigned to liabilities

Accounts Payable and accrued expense	205,501
Credit Line Payable	400,130
Purchase price subject to allocation	$683,877

Note 13 - Segment Information

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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2007 IS AS FOLLOWS:

	Hybrid Fuels	Manufacturing	Total
Revenue	18,226	367,648	385,874
Cost of sales	8,174	321,383	329,557
Gross Profit	10,052	46,265	56,317

Operating Expenses
Consulting and professional	144,292	4,387	148,679
Research & development	12,286		12,286
Compensation	670,428	80,314	750, 742
Depreciation and amotization	20,662	5,126	25,788
Impairment loss		1,310	1,310
Rent	32,180	20,421	52,601
Insurance	47,409	17,304	64,713
Other operating expenses	50,289	24,524	74,813
	977,546	153,386	1,130,932
Loss from operations	(967,494)	(107,121)	(1,074,615)

Other income (expense)
Derivative (loss)	213,259		213,259
Interest expense	957,951	2,535	960,486
Miscellaneous	(3)		(3)
	1,171,207	2,535	1,173,742
Loss from continuing operations	(2,138,701)	(109,656)	(2,248,357)
Net loss for reportable segments	(2,138,701)	(109,656)	(2,248,357)
Total Assets	1,706,659	1,107,644	2,814,303

Reconciliation of Segment Amounts Reported to Condensed
Consolidated Amounts
Revenue
Total revenues for reportable segments		385,874
Total consolidated revenue		385,874

Net loss
Net loss for reportable segments		2,248,357
Net loss consolidated		2,248,357

 Note 14 - Restatements to the prior reporting period

	March 31, 2006 As Previously As
	Reported	Restated
Assets
Current assets
Cash	$393,803	$393,803
Accounts receivable	304,257	304,257
Inventory	136,381	136,381
Prepaid and other current assets	86,951	86,951
Deferred consulting	422,259	422,259
Deferred debt costs	659,006	659,006
Total current assets	2,002,657	2,002,657
Property and equipment, net	564,250	564,250
Goodwill	61,820	61,820
Intellectual property certifications, net	850,360	850,360
	-	-
Total assets	$3,479,087	$3,479,087

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	457,688	457,688
Accounts payable in settlement	109,868	109,868
Due to related parties	26,540	26,540
Due to related parties, convertible debt	1,148,752	1,148,752
Notes payable	2,196,639	2,196,639
Discount on debt	(563,360)	(563,360)
Derivative Liability	1,464,335	1,464,335
Other current liabilities	412,715	412,715
	-	-
Total current liabilities	5,253,177	5,253,177
Long-term debt, less current portion	-	-
Total liabilities	5,253,177	5,253,177

Stockholders' Equity
Preferred A stock; $.01 par value; 42,215 shares
authorized and outstanding	422	422
Preferred B stock; $.01 par value; 954,563 shares
authorized and outstanding	1,952	1,952
Common stock; $.001 par value; 150,000,000 shares
authorized; 109,854,116 shares issued and
oustanding	109,854	109,854
Paid-in capital	17,447,663	17,822,663
Deferred compensation	(125,000)	(125,000)
Accumulated deficit	(19,208,981)	(19,583,981)
Total stockholders' equity	(1,774,090)	(1,774,090)

Total Liabilities and Stockholders' Equity	$3,479,087	$3,479,087

	March 3, 2006

Net loss, as previously reported	$(2,031,118)
Interest expense	(375,000)
Net loss, as restated	$(2,406,118)
Basic earnings per common share:
As previously reported	$(0.02)
As restated	$(0.02)

The company during the 2nd quarter 2006 reclassified an entry relating to the payoff of Alpha Capital on March 23, 2006. The table above details the reclassification entry.

 Note 14 -Recent Accounting Pronouncements

In February 2006, FASB issued SFAS 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management does not anticipate that SFAS No. 155 will have a material effect on our results of operations and financial position.

In March 2006 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management does not anticipate that SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes” (FIN48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The adoption of Fin 48 did not have a material impact on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No 157, “fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting “bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect trasistion adjustment. SAB NO. 108 is effective for the Company’s 2006 annual financial statements. The adoption of SAB No. 108 Is not expected to materially impact the financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to materially impact the financial statements.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Our current assets decreased approximately 28% from $2,155,692 at the year ended December 31, 2006 to $1,553,287 for the period ended March 31, 2007 and during this same period our total assets decreased by approximately 17% from $3,394,291 to $2,2814,303. Total liabilities during this period increased by approximately 11% from $4,180,444 at the year ended December 31, 2006 to $4,635,202 at March 31, 2007. Our Shareholders' Deficit increased during this three month period from $(786,153) at the year ended December 31, 2006 to $(1,820,899) at March 31, 2007.

In comparing profit and loss during the three month period ended March 31, 2007 and 2006, our revenue and gross profits increased by 130% and 525%, respectively from $168,100 and 9,009 to $385,874 and $56,317. The increase in revenues during this period were principally due to our acquisition of Automated Engineering Corp. Comparing these two periods, our operating expenses increased 12% from $ 1,011,175 for the three months period ended March 31, 2006 to $1,130,932 for the period ended March 31, 2007. Our net loss for the three months period decreased approximately 7% from $(2,406,118) for the three months ended March 31, 2006 to $(2,248,357) for the three month period ended March 31, 2007.

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

PART II

Item 1 - Litigation

On November 14, 2003, Ambac International Corporation filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. AMBAC has rescheduled the arbitration proceedings for in excess of a year. During the first quarter, 2007, the Arbitrator awarded AMBAC a total of $ 259,440 including interest and court costs. While the company intends to vigorously appeal this award, the full liability has been accrued as of December 31, 2006.

On February 21, 2007, Boonville Natural Gas Corporation filed an action in the State of Indiana County of Warrick seeking $112,071. The suit alleges the Company breached it Contract to sell and install three Diesel/CNG conversion systems for use on Boonville’s specially purchased vehicles. The suit seeks reimbursement for Boonevilles incurred damages of 3 specialized vehicles, cost of tanks and employee labor and travel expenses. The Company maintains that the agreement states Booneville gas had 30 days to evaluate the conversion systems to find acceptable.

On April 18, 2007 Discount Enterprises Inc. filed an action in the State of Arizona and for the County of Maricopa against U.S. Energy Initiatives (along with one other defendant) alleging that the defendants did not comply with the terms of the Contract in regards to the timeliness of installation and the vehicles that were converted had mechanical problems.

From time to time the Company is subject to litigation relating to claims arising out of its operations in the ordinary course of business. Such claims, if successful, could exceed applicable insurance coverage. The company is not currently a party to any material legal proceedings other than what is currently disclosed herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

The Company did not meet the payment terms on the note payable to Peachtree National Bank through March 31, 2007. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of March 31, 2007, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of March 31, 2007 was approximately $42,729.

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

US ENERGY INITIATIVES CORPORATION

Date: May 21, 2007	By:	/s/ MARK CLANCY
Mark Clancy
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ MICHELLE HAMILTON
Michelle Hamilton
Chief Financial Officer (Principal Financial and Accounting Officer)