Form 10QSB
period 2007-06-30
US Energy Initiatives CORP
filed 2007-08-14
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51789

US ENERGY INITIATIVES CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	58 2267238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 14_, 2007, the Company had 42,215 Series A Preferred Shares and 23,431 Series B Preferred Shares outstanding and 213,305,673 of its $0.001 par value common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

US ENERGY INITIATIVES
Report on Form 10QSB

for the six month period ended June 30, 2007

PART I

Item 1 -	Financial Statements

Consolidated Balance Sheets for the six month period ended June 30, 2007 (unaudited) and the year ended December 31, 2006 (audited)

Consolidated Statement of Operations for the three and six month periods ended June 30, 2007 and 2006 (unaudited)

Consolidated Statement of Cash Flows for the six month periods ended June 30, 2007 and 2006 (unaudited)

Notes to Consolidated Financial Statements

Item 2 -	Management's Discussion and Analysis or Plan of Operation

Item 3 -	Controls and Procedures

PART II

Item 1 -	Legal Proceedings

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (unaudited) and December 31, 2006 (audited)

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current Assets
Cash	$274	$3,937
Accounts Receivable, net of $73,800 and $72,800 allowance respectively	130,830	300,163
Other assets		2,510
Prepaid expenses and deposits	116,205	46,060
Inventories	623,532	634,315
Deferred consulting	21,000	147,000
Deferred debt costs	62,859	1,021,707
Total current assets	$954,700	$2,155,692

Property, plant & equipment, net	557,019	554,722
Goodwill	683,877
Purchase price subject to allocation		683,877

Total Assets	$2,195,596	$3,394,291

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,020,399	972,016
Accounts payable in settlement	259,440	259,440
Due to related parties	227,429	214,849
Due to related parties,convertible debt	792,013	11,424
Notes payable	1,946,191	2,079,869
Discount on debt		(82,231)
Derivative liability	121,825	77,046
Other current liabilities	781,040	648,031
Total Liabilities	$5,148,337	4,180,444

Shareholders' Deficit
Preferred Stock (.01 par value, 5,000,000 authorized)
Preferred A stock (.01 par value, 42,215 shares issued and outstanding	422	422
Preferred B stock (.01 par value, 23,431 shares issued and outstanding)	234	234
Common stock (.001 par value, 295,000,000 shares authorized; 213,305,672 and 198,146,858 shares issued and outstanding, respectively	213,305	198,146
Additional paid-in capital	28,861,991	27,221,863
Deferred compensation	0
Accumulated deficit	(32,028,693)	(28,206,818)
Total shareholders' deficit	(2,952,741)	(786,153)

Total Liabilities and Shareholders' Deficit	$2,195,596	$3,394,291

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2007 and 2006 (unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue	$246,372	$257,585	$626,246	$425,685
Cost of sales	218,703	38,649	549,357	197,740
Gross Profit	27,669	218,936	76,889	227,945

Operating Expenses
Consulting and professional	212,119	735,310	360,798	1,095,707
Research & Development	24,353	16,642	36,639	26,111
Compensation	315,749	717,153	1,066,491	1,131,366
Depreciation and Amortization	27,477	45,007	53,265	89,925
Impairment Loss		0	1,310	0
Rent	60,289	44,609	112,890	72,989
Insurance	61,466	66,144	126,179	131,422
Moving Expense			10,100
Other operating expenses	44,015	85,077	107,627	173,597
	745,468	1,709,942	1,875,299	2,721,117

Loss from operations	(717,799)	(1,491,006)	(1,798,410)	(2,493,172)

Other Expense (Income)
Derivative loss (gain)	92,880	(357,878)	306,139	341,552
Interest expense	756,840	1,325,227	1,717,329	1,655,278
Loss on extinguishment of debt		53,443		53,443
Other income	(0)	(529)	(3)	(1,108)

(Income) loss from other expenses	849,720	1,020,263	2,023,465	2,049,165

Net Loss	$(1,567,519)	$(2,511,269)	$(3,821,875)	$(4,542,337)

Basic and diluted weighted average common shares outstanding	212,528,109	114,161,347	208,795,108	110,443,645

Basic and diluted loss per share	$(0.007)	$(0.02)	$(0.018)	$(0.04)

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2007 and 2006 (unaudited)

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Cash flows from operating activities
Net Loss	$(3,821,875)		$(4,542,337)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Common stock issued for services	391,004		576,313
Depreciation	53,265		43,960
Amortization of deferred compensation			150,000
Amortization of deferred debt cost and debt discount	381,200		941,097
Amortization of deferred interest costs	745,879
Amortization of deferred consulting	161,000		307,998
Amortization of intangibles			45,965
Impairment of asset	1,310
Conversion benefit on related party advance	552,730		418,000
Loss on extinguishment of debt			53,443
Derivative (income) expense	306,139		341,552
Advance Deposits			21,400

Change in operating assets and liabilities
Accounts Receivable	149,334		184,413
Inventory	10,783		23,175
Prepaid & deposits	(11,562)		(8,756)
Other assets	200		(1,400)
Accounts payable	47,516		(153,625)
Related Party payable	5,750
Accrued liabilities	129,480		74,403
Other current liabilities	(12,032)

Net Cash Provided (used) by operating activities	(909,879)		(1,524,399)

Cash flows from Investing Activities
Purchase of property and equipment	(20,374)		(26,397)
Proceeds from sale of equipment	1,000
Business acquisition			(292,635)
Cash acquired in business acquisition			63,049

Net cash provided (used) by investing activities	(19,374)		(255,983)

Cash flows from Financing Activities
Loans from related parties	780,590		418,000
Payment to related parties			(162,290)
Payment on notes payable			(964,935)
Proceeds from convertible debt – Dutchess	145,000		1,812,394
	________
Net cash provided (used) by financing activities	925,590		1,103,169

Net increase (decrease) in cash and cash equivalents	(3,663)		(677,213)
Beginning cash and cash equivalents	3,937		818,557

Ending cash and cash equivalents	$274		$141,344

Supplement disclosure of cash flow information
Cash paid during the year for interest	$5,000		$38,045
Common stock issued for services	$402,468		$576,314
Common stock issued for conversion of convertible note	$566,087		$1,457,345
Amortization of common stock issued for deferred compensation		$	$150,000
Common stock issued for discount on debt	$64,000		$366,026
Common stock issued to raise convertible debt			$418,000

US ENERGY INITIATIVES CORPORATION
Notes to Consolidated Financial Statements
For the Six Month periods ended June 30, 2007 and 2006
(unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers.

e Inventories

Inventories are stated at the lower of cost or market first-in, first-out (FIFO) method.

f. Property, Plant and Equipment Net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets.   Leasehold Improvements are amortized using the straight-line depreciation method over the live of the respective lease or the service lives of the improvements, whichever is shorter.

g.  Goodwill and other Intangible Assets

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

l. Stock Based Compensation

The Company has adopted SFAS No. 123R, "Accounting for Stock Based Compensation" as of January 1, 2006. For the period ended September 30, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of June 30, 2007 and 2006, no options had been granted under the plan and therefore no compensation expense has been recognized.

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

Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2007 and 2006, the Company did not have any long-term obligations.

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

p. Reclassifications

     Certain reclassifications have been made to the financial statements for the three and  six months ended June 30, 2006 to conform to the presentation for the three and six months ended June 30, 2007

q. Going concern:

    The accompanying financial statements have been prepared assuming the company will continue as a going concern. As reflected in the financial statements, the Company has negative working capital for the period ended June 30, 2007 and a loss from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The company has adequate financing in place and subsequent to December 31, 2006 has completed significant trials on its new conversionsystems and has received initial potential orders for sales so as to provide funding for the continued operations of the Company.

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

As of June 30, 2007, $625,455 is outstanding debt due to WK. Through the three month period ended June 30, 2007 WK advanced a total of $305,532.

Vital Trust  Business Development Corporation , of which John Stanton in the Chief Executive Officer and Mark Clancy is the Chief Operating Officer has provided financing of $62,825 for the quarter ended June 30, 2007.  As of June 30, 2007 $166,558 is outstanding debt due to VT.  Vital Trust Business Development Corporation will be repaid in common stock at 100% of the price per share.

As of the 2nd quarter 2007 the Company has not entered into a formal finance agreement with Vital Trust Business Development.  John Stanton Chief Executive Officer and Chairman of the Board of Vital Trustl is also the Chairman of the Company's Board of Directors and Mark Clancy Chief Operating Officer and Director of Vital Trust is also a Director of U.S. Energy Initiatives Corporation.

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

Note 4- Shareholders' Equity

Preferred Stock

        Effective December 6, 2006, the Company increased its designated shares of previously undesignated preferred stock to 5,000,000.  At June 30, 2007 the company had 42,215 Series A Preferred Shares and 23,431 Series B Preferred Shares outstanding.

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

Note 5 – Goodwill

     At June 30, 2007 and 2006, goodwill consists of the following:

	June 30, 2007		June 30, 2006
Goodwill		$683,877		$61,820
Less accumulated amortization
Less Impairment	$		$
Total		$683,877		$61,820

Goodwill was analyzed on December 31, 2006 for impairment as it has an indeterminant life.  Based on the Company's analysis performed, an impairment loss of $61,820 was required to be recorded during the years ended December 31, 2006.

The impairment was determined in part by the company closing its Oklahoma Facility acquired with the DRV Energy Acquisition.  The facility performed installation and service of gasoline conversion systems and sold.

Note 6 – Intangible Assets

	June 30, 2007		June 30, 2006
Intellectual Property	$		$1,146,925
Less accumulated amortization
Less Impairment	$		$(319,548)
Total		$0.00	$827,377

Amortization expense charged to operations was $0 and $45,965 for the period ended June 30, 2007 and 2006, respectively.

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

Note 7 - Debt in Default

The Company did not meet the payment terms on the note payable to Peachtree National Bank through June 30, 2007. The Company did remit $5,000 of the PeachTree debt during May 2007.  The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of June 30, 2007, the full balance of the note has been reclassified as a current liability. The remaining principal balance as of June 30, 2007 was approximately $48,000.

         The Company is delinquent in payment of payroll taxes. The Company finalized payments in May 2006 on a payment schedule for the federal payroll tax delinquencies prior to 2004.  Current estimated delinquency along with accrued penalties and interest are as follows, as of March 31, 2007.

	June 30, 2007	June 30, 2006
Payroll and sales taxes	$337,620	$59,798
Accrued penalties and interest	24,498	0
	$362,118	$59,798

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

At June 30, 2007 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding: (At June 30, 2007, the closing price for the Company's securities was $0.096).

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 6/30/07
3/05/05	3/05/10	1,600,000 warrants issued to Alpha Capital	$0.19	$928,000	$76,160
11/4/05	11/4/10	314,815 warrants issued to Dutchess Private Equity	$0.27	$85,000	$14,859
Fair value of freestanding derivative instrument liabilities for options and warrants

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 6/30/07
12/20/05	12/21/06	Dutchess $1,362,500 term note	$0.27	$302,778	$12,928
3/23/06	3/23/07	Dutchess $1,412,500 term note	$0.27	$470,833	$17,330
7/13/06	10/13/07	Dutchess $845,000 term note	$0.27	$338,169	$548
Fair value of freestanding derivative instrument liabilities for term notes
Total fair value of freestanding derivative instrument liabilities

The financial derivatives are accounted for as a liability according to the guidance of EITF 00-19 and FAS 133 and the fair values have been determined using the Black Scholes valuation model with the assumptions listed in the table below

Expected term ranging from	.5 to 3.25 years
Stock Price at March 31, 2007	$0.096
Expected dividend yield	$0.00
Expected stock price volatility	103%
Risk-free interest rate ranging from	4.54% to 5.06%

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

The Company has two notes that have matured prior to June 30, 2007, with unpaid balances.  The company has decided to assume a December 31, 2007 maturity date for the computation of the derivative.

Note 11- Debt Financing

On March 8, 2007, we completed an offering of our $132,000 principal amount 30 day promissory note (the “Note”) to Dutchess Private Equity Fund, L.P. (the “Investor”) for aggregate gross proceeds of $110,000.  The note bears no interest.  The company was to make payments to the Holder in the amount of the greater of a) one hundred percent (100%) of each put (as defined in the Investment Agreement between the Company and the Investor dated November 4, 2005) given to the Investor from the Company, (the “Payment Amount”) until the face amount is paid in full, minus any fees due.  The First Payment will be due at the closing of each Put (“Payment Date” or “Payment Dates”) until this Note is paid in full.  Notwithstanding any provision to the contrary in this Note, the Company may pay in full to the Holder the Face amount, or any balance remaining thereon, in readily available funds at any time and from time to time with out penalty.  In the event that on the Maturity Date the company has any remaining amounts unpaid on this Note (the “Residual Amount”), the Holder can exercise its right to increase the Face amount by ten percent (10%) as an initial penalty and an additional two and one-half percent (2.5%) per month paid, pro rata for partial periods, compounded daily, as liquidated damages (“Liquidated Damages”).  If a Residual Amount remains, the company is in Default.    As of June 30, 2007 the company paid off this promissory note.

Note 12 – Acquisitions

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

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2007 IS AS FOLLOWS:

	Hybrid Fuels	Manufacturing	Total
Revenue	23,018	603,228	626,246
Cost of sales	30,240	519,117	549,357
Gross Profit	(7,222)	84,111	76,889

Operating Expenses
Consulting and professional	350,098	10,700	360,798
Research & development	22,746	13,893	36,639
Compensation	905,760	160,731	1,066,491
Depreciation and amotization	41,488	11,777	53,265
Impairment loss		1,310	1,310
Rent	60,376	52,514	112,890
Insurance	91,543	34,636	126,179
Moving expense	2,900	7,200	10,100
Other operating expenses	74,204	33,423	107,627
	1,549,115	326,184	1,875,299
Loss from operations	(1,558,337)	(242,073)	(1,798,410)

Other income (expense)
Derivative (loss)	306,139		306,139
Interest expense	1,707,933	9,396	1,717,329
Miscellaneous	(3)		(3)
	2,014,069	9,396	2,023,465
Loss from continuing operations	(3,570,406)	(251,469)	(3,821,875)
Net loss for reportable segments	(3,570,406)	(251,469)	(3,821,875)
Total Assets	1,221,059	974,537	2,195,596

Reconciliation of Segment Amounts Reported to Condensed
Consolidated Amounts
Revenue
Total revenues for reportable segments		626,246
Total consolidated revenue		626,246

Net loss
Net loss for reportable segments		3,821,875
Net loss consolidated		3,821,875

 Note 14 –Recent Accounting Pronouncements

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 is not expected to materially impact the financial statements..

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

US Energy Initiatives operates in two business segments.

•
The alternative fuels market segment through the design and sale of our patent dual-fuel, diesel-natural gas conversion systems for light and heavy-duty diesel engines. We conduct our activities involving our dual-fuel technology at a 10,000 square foot facility in PeachTree City, Georgia in which we operate one fully equipped engine room, control room and house various Horiba emission testing equipment. We completed the build-out of our engine rooms during September 2005.

•
The electronic manufacturing segment through the operations of our subsidiary Automated Engineering Corporation (AEC). AEC is an ISO 9001 certified, nineteen year-old company providing electronic design, prototype and production of electronic systems and components. We conduct our electronics design and manufacturing at our facility in Tampa, Florida. We also house our executive offices in our Tampa, Florida facility.

We have sought to insert our dual-fuel technology into the marketplace through original equipment manufacturers (OEMs) parallel with expanding our direct-to-consumer activities.

 We offer our electronic design and manufacturing services primarily to clients that require smaller production runs that would not be economically feasible for larger production facilities.

To increase an understanding of our business plan, a summary of recent industry changes is helpful. The domestic alternative fuels segment of the automotive aftermarket was primarily born out of the need to comply with EPA and worldwide mandates relating to emissions discharge. Previously, there was little or no price differential between gas or diesel and natural gas or propane. The sale of systems similar to our dual fuel approach were sold without regard to the economic consequences of the buyer. Typically, these systems were only sold through government grants as a means to reduce harmful emissions and not as selecting a more affordable fuel.

In the course of implementing the EPA plan,federal and state authorities made available financing through grants in that each grant was designed to seek out technologies which could bring vehicles into EPA compliance. Since there was no economic factor involved in the sale, i.e., the product didn't have to promise a return on investment, these systems were priced at rates inconsistent with an economic based sale. As the granting authority was concerned with emissions and not profits, there was no incentive to offer systems at conventional rates. As a result, conversion systems were not appealing to either the OEM or the general consumer.

The pricing of fuels worldwide has changed that dynamic and in so doing, has resulted in a shift in the economic appeal of our product line. Typically, domestic gas or diesel costs on average $1 to $2 a gallon more than either natural gas or propane. Worldwide in places like China and South America, natural gas is even more attractive with price differentials in the $2 to $4 per gallon range for natural gas over either diesel or gasoline. For the first time in the life of our product line, there is a strong economic incentive to convert a vehicle. The fact that natural gas is inherently cleaner to burn than either diesel or gasoline is now perceived as an added bonus but not the justification for the purchase. We consider this a major industry change that holds the potential to e xpand our market share. The following are our more significant client activities during this period:

•
On June 26, 2007 we made a joint-public announcement with General Motors Thailand (GMTh) stating that our technology had successfully completed a 100,000 kilometer field durability trial and that GMTh intends to market our system in 49 countries commencing the third quarter 2007.

•	During 2006 and early 2007, we completed two field trials with WeiChai Peterson Motors, a China-based truck and bus OEM. Our sub-licensee for China is Wisconsin-based WITCO Systems.

•
During the fourth quarter, 2006, we entered a five-year contract with PS Gas Company, a Thailand-based bus company to convert their fleet of buses. During the first quarter, 2007, we completed our field trials in Thailand and we are now determining a roll-out schedule that will not interrupt our clients business operations.

•
During the second quarter 2007, we entered an agreement with our US-based sub-licensee BAF Technologies to partner our patent dual-fuel system with their SmartMuffler technology in order to make application to the California Air Resource Board to gain a Level III Emission Certification. If successful, this certification would make our system, together with the SmartMuffler, eligible for sale in the State of California.

Challenges that we have met in pursuing our OEM pathway principally relate to price and to a lessor degree, the bureaucratic nature of the large OEM and the distance between our company and these prospective clients. Our most promising near term OEM opportunities are in commercializing our systems in foreign markets, particularly Thailand and China.

•
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

•
The process typically engaged by OEM's begins with a technology evaluation on an individual and competitive basis. As this is a documented procedure, typically must follow a series of steps which can take an extended period of time. We have no control over this process or the length of time each OEM may dedicate to their respective evaluation.

•
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

•
As it relates to our electronic manufacturing capability, we employ one full-time outside sales persons and our Chief Executive Officer also engages in direct sales. The services we offer through our ISO-9001 certified facility appeals to clients who desire a relatively smaller production run that would not be economically feasible for larger manufacturers. We believe this is a niche market that we can expand and develop.

•	Calculating the comparisons between our reporting periods
•
Providing meaningful insight into our product and manufacturing costs as well as expenses incurred in delivering our technology have been difficult because we have previously sold our systems at the rate of one or two a month under federal and/or state grants. We have not had the ability for our product to take advantage of quantity discounts in our raw materials and component parts. Further, our labor costs in our present environment would appear unusually high given our revenues. However, in order for us to position our company to maximize opportunities, we have found it necessary to engage professionals and mechanics in sufficient number to complete the build-out of our facility in Atlanta as well as developing new systems.

In the case of our electronic manufacturing, we acquired AEC during June 2006 and have sought to make improvements in manufacturing efficiencies, procurement and to expand our design and prototyping services. As a result, the following annual and quarter comparisons may not be indicative of future operating results.

Discussion of Operations for 2006:

We executed our Memorandum of Understanding with General Motors Thailand (GMTh) in support of their C190 Colorado Pick-Up Program for model years 2007 through 2009. During the third and fourth quarter 2006 into the first quarter 2007, we continued durability testing and engineering analysis with GMTh. We completed a number of new installations for GMTh during the fourth quarter 2006 and early 2007. GMTh notified the Company during March 2007 they had completed their durability testing to their satisfaction and they are now prepared to proceed by offering our dual-fuel system as an option through their dealerships beginning in Thailand.   We completed the acquisition of Automated Engineering Corporation (“AEC”). We acquired AEC to manufacture in-house the electronic control unit component. The core of our system is incorporated into our electronic control unit. Our ability to manufacture the device in-house has resulted in a lower cost of goods and allowed us to ensure our system is manufactured under the highest quality standards. With the current equipment, machinery and facilities we now have, the Company can manufacture approximately 2,000 systems per month. We believe this provides us ample capacity to react to the potential sales we are pursuing .

We executed an agreement with PS Gas Company (“PSGas”) in Thailand for the conversion of diesel powered buses over a five year period. During the first quarter 2007, we successfully field-tested a system in a bus provided by PSGas in Thailand. The converted bus was taken on a 100 kilometer road test. We are now working with PSGas to schedule the intial roll-out of our dual-fuel systems through their fleet.   We expanded our exclusive fulfillment license with WITCO Intl for a host of countries including China, India, Malaysia, Korea and several other Asian countries. WITCO has now opened a field office in China and during the first quarter 2007, we shipped the ten production units to WeiChai Peterson Motors in China . We realized an increase in revenues from $652,400 at the year ended December 31, 2005 to $1,375,418 at the year-end 2006. Our loss to operations during the same periods were $(8,261,371) for the year ended 2005 and $(11,029,040) for the year ended 2006.

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

Discussion of Operations for 2007

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

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Our current assets decreased approximately 56% from $2,155,692 at the year ended December 31, 2006 to $954,700 for the period ended June 30, 2007 and during this same period our total assets decreased by approximately 35% from $3,394,291 to $2,195,596.  The change in assets is primarily attributed to the decrease of deferred debt costs due to the amortization of the loan fees directly related to the Dutchess financing.  Total liabilities during this period increased by approximately 23% from $4,180,444 at the year ended December 31, 2006 to $5,148,337 at June 30, 2007. Our Shareholders' Deficit increased during this three month period from $(786,153) at the year ended December 31, 2006 to $(2,952,741) at June 30, 2007.  The increase in liabilities and Shareholders’ Deficit were primarily attributed to the additional financing provided by White Knight a related party.

In comparing profit and loss during the three month period ended June 30, 2007 and 2006, our revenue and gross profits decreased by 4% and 87%, respectively from $257,585 and 218,936 to $246,372 and $27,669. The decrease in revenues and gross profit during this period were principally due to a one time consulting agreement with Earth First Technologies.  Comparing these two periods, our operating expenses decreased 56% from $ 1,709,942 for the three months period ended June 30, 2006 to $745,468 for the period ended June 30, 2007. Our net loss for the three months period decreased approximately 37% from $(2,511,269) for the three months ended June 30, 2006 to $(1,567,519) for the three month period ended June 30, 2007.  the decreases in the Company’s operating expenses and net loss are attributed to the expiration of 2 large consulting agreements and the reduction in staff for 2007.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

In comparing profit and loss during the six month period ended June 30, 2006 and 2007, our revenue increased by 47% and our gross profits decreased by  66%, respectively from $425,685 and 227,945 to $626,246 and $76,889.  The increase in revenues during this period were principally due to our acquisition of Automated Engineering.  Comparing these two periods, our operating expenses decreased 31% from $2,721,117 for the six month period ended June 30, 2006 to $1,875,299 for the period ended June 30, 2007.  Our net loss for the six month period decreased approximately 16% from $(4,542,337) for the six months ended June 30, 2006 to $(3,821,875) for the six month period ended June 30, 2007.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

The Company did not meet the payment terms on the note payable to Peachtree National Bank through June 30, 2007. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of June 30, 2007, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of June 30, 2007 was approximately $42,729.  The company however did make a $5,000 payment in April 2007 that was applied towards the notes interest.

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

US ENERGY INITIATIVES CORPORATION

Date: August 14, 2007	By:	/s/ PHILIP RAPPA
Philip Rappa
Chief Executive Officer
(Principal Executive Officer)

MICHELLE HAMILTON

Date: August 14, 2007	By:	/s/ Michelle Hamilton
Chief Financial Officer
(Principal Financial and Accounting Officer)