Form 10QSB
period 2007-09-30
US Energy Initiatives CORP
filed 2007-11-19
CIK 1107955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At November 14, 2007, the Company had 42,215 Series A Preferred Shares and 23,431 Series B Preferred Shares outstanding and 239,966,883 of its $0.001 par value common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

US ENERGY INITIATIVES
Report on Form 10QSB

for the nine month period ended September 30, 2007

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2007 (unaudited) and December 31, 2006 (audited)

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Current Assets
Cash	$884	$3,937
Accounts Receivable, net of $76,000 and $72,800 allowance respectively	86,893	300,163
Other assets	-	2,510
Prepaid expenses and deposits	36,796	46,060
Inventories	638,993	634,315
Deferred consulting	-	147,000
Deferred debt costs	14,500	1,021,707
Due from related party	48,563	-
Total current assets	$826,629	$2,155,692

Property, plant & equipment, net	530,306	554,722
Goodwill	683,877
Purchase price subject to allocation		683,877

Total Assets	$2,040,812	$3,394,291

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,109,295	972,016
Debt in settlement	459,977	259,440
Due to related parties	226,852	214,849
Due to related parties,convertible debt	956,613	11,424
Notes payable	2,163,825	2,079,869
Discount on debt		(82,231)
Derivative liability	22,291	77,046
Other current liabilities	811,464	648,031
Total Liabilities	$5,750,317	4,180,444

Shareholders' Deficit
Preferred Stock (.01 par value, 5,000,000 authorized)
Preferred A stock (.01 par value, 42,215 shares issued and outstanding	422	422
Preferred B stock (.01 par value, 23,431 shares issued and outstanding)	234	234
Common stock (.001 par value, 295,000,000 shares authorized; 213,605,673 and 198,146,858 shares issued and outstanding, respectively	213,605	198,146
Additional paid-in capital	29,040,415	27,221,863
Deferred compensation	0
Accumulated deficit	(32,964,181)	(28,206,818)
Total shareholders' deficit	(3,709,505)	(786,153)

Total Liabilities and Shareholders' Deficit	$2,040,812	$3,394,291

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2007 and 2006 (unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue	$177,640	$456,126	$803,886	$881,849
Cost of sales	168,053	267,484	717,410	462,443
Gross Profit	9,587	188,642	86,476	419,406

Operating Expenses
Consulting and professional	138,334	314,757	499,133	1,410,463
Research & Development	1,874	26,571	38,513	52,682
Compensation	208,021	2,072,555	1,274,589	3,203,921
Depreciation and Amortization	27,739	44,725	81,004	134,650
Impairment Loss	-	-	1,310	-
Rent	58,600	58,545	171,490	131,534
Insurance	56,671	48,654	182,850	180,076
Other operating expenses	119,303	195,591	237,030	371,908
Total Operating Expenses	610,542	2,761,398	2,485,919	5,485,234

Loss from operations	(600,955)	(2,572,756)	(2,399,443)	(5,065,828)

Other Expense (Income)
Derivative loss (gain)	(31,900)	(1,379,059)	274,239	(803,129)
Interest expense (Income)	366,355	1,303,962	2,083,681	2,724,917
Loss on extinguishment of debt	-	(216,000)	-	(162,557)
Other income	-	-	-	(1,164)

(Income) loss from other expenses	334,455	(291,097)	2,357,920	1,758,067

Net Loss	$(935,410)	$(2,281,659)	$(4,757,363)	$(6,823,895)

Basic and diluted weighted average common shares outstanding	213,364,369	128,096,006	210,334,932	116,400,574

Basic and diluted loss per share	$(0.004)	$(0.03)	$(0.023)	$(0.06)

US ENERGY INITIATIVES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2007 and 2006 (unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities
Net Loss	$(4,757,363)	$(6,823,895)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Common stock issued for services	391,004	2,328,313
Depreciation	81,004	65,702
Amortization of deferred compensation	-	200,000
Amortization of deferred debt cost and debt discount	398,488	1,668,873
Amortization of deferred interest costs	799,450
Amortization of deferred consulting	182,000	504,007
Amortization of intangibles	-	68,948
Impairment of asset	1,310
Conversion benefit on related party advance	708,955	558,000
Gain on extinguishment of debt	-	(162,557)
Derivative (income) expense	274,239	(803,129)
Advance Deposits	-	(3,422)

Change in operating assets and liabilities
Accounts Receivable	213,271	178,107
Inventory	(4,679)	(246,934)
Prepaid & deposits	32,846	(13,555)
Other assets	200	(800)
Accounts payable	129,150	67,488
Related Party payable	12,003
Accrued liabilities	143,832	27,231
Other current liabilities	176,954

Net Cash Provided (used) by operating activities	(1,217,336)	(2,387,623)

Cash flows from Investing Activities
Purchase of property and equipment	(26,907)	(4,323)
Proceeds from sale of equipment	1,000
Business acquisition	-	(292,635)
Cash acquired in business acquisition	-	63,049

Net cash provided (used) by investing activities	(25,907)	(233,909)

Cash flows from Financing Activities
Loans from related parties	945,190	558,000
Payment to related parties		(161,540)
Payment on notes payable		(976,602)
Proceeds from notes payable	150,000
Proceeds from convertible debt – Dutchess	145,000	2,414,025
	________
Net cash provided (used) by financing activities	1,240,190	1,833,883

Net increase (decrease) in cash and cash equivalents	(3,053)	(787,649)
Beginning cash and cash equivalents	3,937	818,557

Ending cash and cash equivalents	$884	$30,908

Supplement disclosure of cash flow information
Cash paid during the year for interest	$5,000	$41,477
Common stock issued for services	$402,468	$2,328,313
Common stock issued for conversion of convertible note	$566,087	$1,801,695
Amortization of common stock issued for deferred compensation		$200,000
Common stock issued for discount on debt	$86,500	$366,000
Common stock issued as debt cost		$1,500,000
Common stock issued to raise convertible debt		$558,000
Common stock issued for incentive on debt	$22,500

US ENERGY INITIATIVES CORPORATION
Notes to Consolidated Financial Statements
For the Nine Month periods ended September 30, 2007 and 2006
(unaudited)

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

l. Stock Based Compensation

The Company has adopted SFAS No. 123R, "Accounting for Stock Based Compensation" as of January 1, 2006. For the period ended September 30, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. As of September 30, 2007 and 2006, no options had been granted under the plan and therefore no compensation expense has been recognized.

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

Long-Term Obligations : The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2007 and 2006, the Company did not have any long-term obligations.

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

p. Reclassifications

     Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2006 to conform to the presentation for the three and nine months ended September 30, 2007

q. Going concern:

     The accompanying financial statements have been prepared assuming the company will continue as a going concern. As reflected in the financial statements, the Company has negative working capital for the period ended September 30, 2007 and a loss from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The company believes it will have adequate financing in place.

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

As of September 30, 2007, $787,955 is outstanding debt due to WK. Through the three month period ended September 30, 2007 WK advanced a total of $162,500.

Vital Trust  Business Development Corporation , of which John Stanton is the Chief Executive Officer and Mark Clancy is the Chief Operating Officer has provided financing of $168,658.  As of September 30, 2007 the Company has not repaid any debt to Vital Trust Business Development.  Vital Trust Business Development Corporation will be repaid in common stock at 100% of the price per share.

As of the 3rd quarter 2007 the Company has not entered into a formal finance agreement with Vital Trust Business Development.  John Stanton Chief Executive Officer and Chairman of the Board of Vital Trust is also the Chairman of the Company's Board of Directors and Mark Clancy Chief Operating Officer and Director of Vital Trust is also a Director of U.S. Energy Initiatives Corporation.

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

On August 6, 2007 Engine Control Technologies cancelled the licensing agreement with U.S. Energy Initiatives.  In a decision made by the Company to close the research and development facility located in Peachtree City Georgia the U.S. Energy Initiatives cancelled its consulting agreement with Engine Control Technology and Frank Davis.  The company recorded all expenses incurred related to the agreement through September 30, 2007.

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

Note 5 – Goodwill

     At September 30, 2007, goodwill consists of the following:

	September 30, 2007
Goodwill		$683,877
Less accumulated amortization
Less Impairment	$
Total		$683,877

Goodwill was analyzed on December 31, 2006 for impairment as it has an indeterminant life.  Based on the Company's analysis performed, an impairment loss of $61,820 was required to be recorded during the years ended December 31, 2006.

The impairment was determined in part by the company closing its Oklahoma Facility acquired with the DRV Energy Acquisition.  The facility performed installation and service of gasoline conversion systems.

Note 6 – Intangible Assets

Amortization expense charged to operations was $0 and $68,948 for the period ended September 30, 2007 and 2006, respectively.

Based  on the  Company's  analysis  for  impairment  as of  December  31,  2006, impairment losses of $781,411which was the remaining unamortized balance required to be recorded.  The impairment was determined by the analysis of our current operating results, trends and undiscounted future cash flows.

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

Note 7 - Debt in Default

The Company did not meet the payment terms on the note payable to Peachtree National Bank through September 30, 2007. The Company did remit $5,000 of the PeachTree debt during May 2007.  The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company during the quarter ended September 30, 2007. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of September 30, 2007, the full balance of the note has been reclassified as a current liability. The remaining principal balance as of September 30, 2007 was approximately $46,000.

         The Company is delinquent in payment of payroll taxes. The Company finalized payments in May 2006 on a payment schedule for the federal payroll tax delinquencies prior to 2004.  Current estimated delinquency along with accrued penalties and interest are as follows, as of September 30, 2007.

September 30, 2007
Payroll and sales taxes	$371,453
Accrued penalties and interest	32,753
$404,206

Note 8 – Litigation

On November 14, 2003, Ambac International Corporation filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. During the first quarter, 2007, the Arbitrator awarded AMBAC a total of $ 259,440 including interest and court costs.  Ambac and U.S. Energy Initiatives entered into a repayment agreement as of September 2007 for total payments of $350,361.  The agreement allows the company to make monthly payments with interest to satisfy the debt.  As of September 30, 2007, the Company had not remitted any payments towards the arrangement. As of September 30th 2007 no penalties or actions have been taken.

On February 21, 2007, Boonville Natural Gas Corporation filed an action seeking $112,071.  The suit alleges the Company breached it Contract to sell and install three Diesel/CNG  conversion systems for use on Boonville’s specially purchased vehicles.  The suit seeks reimbursement for damages of the cost for 3 specialized vehicles, cost of tanks and employee labor and travel expenses.  The Warrick Superior Court No. 2 in the State of Indiana ordered in favor of Booneville gas for the principal amount of $73,642, attorney fees and expenses of $6,974 and pre-judgment interest and post-judgment interest at the highest rate allowed by law.  On August 7, 2007 a foreign judgment was filed in Hillsborough County Clerk of the Circuit Court 13th Judicial Circuit.

On April 18, 2007 Discount Enterprises Inc. filed an action against U.S. Energy Initiatives (along with one other defendant) alleging that the defendants did not comply with the terms of the Contract in regards to the timeliness of installation and the vehicles that were converted had mechanical problems.  A deposition date is set for November 2007. As of September 30th 2007 the outcome of the suit can not be determined.

Mariann Bailey and David Bailey has filed a suit against U.S. Energy Initiatives and Automated Engineering on August 28, 2007 with the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County in the principal amount of $120,398 together with court costs, attorneys fees and any expenses incurred in the proceedings.  The Baileys claim that they as guarantors made payment on an alleged debt owed by AEC to Platinum Bank and that the debt was part of the stock purchase agreement entered into with U.S. Energy Initiatives.  The Company filed a motion to dismiss in October 2007.  The company takes the position that the debt paid by the Baileys was not included as a creditor on the Schedule included in the purchase agreement.

Bud Industries an Automated Engineering vendor field a claim with the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County in the amount of $30,418 for goods sold and delivered.  A Judgment was issued and the company has repaid approximately $15,049 of the outstanding debt.

Renewable Energy Resources, Inc. the predecessor or Internal Hydro International filed a suit with the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County for damages in the amount of $200,000 for a breach of contract.  The suit was filed on the 6th day of August 2007.  As of September 30, 2007 the outcome of the suit can not be determined.

From time to time the Company is subject to litigation relating to claims arising out of its operations in the ordinary course of business.  Such claims, if successful, could exceed applicable insurance coverage.  Other than what is currently disclosed herein the company is not currently a party to any material legal proceedings.

Note 9 - Stock Options and Warrants

The Company's Stock Option Plan ("SOP") was adopted in 2001 to provide for the grant to employees up to 2,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company's Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company's common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding). As of September 30, 2007 and 2006, no options had been granted under the plan.

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

At September 30, 2007 the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding: (At September 30, 2007, the closing price for the Company's securities was $0.04.

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 9/30/07
3/05/05	3/05/10	1,600,000 warrants issued to Alpha Capital	$0.19	$928,000	$17,920
11/4/05	11/4/10	314,815 warrants issued to Dutchess Private Equity	$0.27	$85,000	$3,683
Fair value of freestanding derivative instrument liabilities for options and warrants					$21,603

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value at Issue Date	Value at 9/30/07
12/20/05	12/21/06	Dutchess $1,362,500 term note	$0.27	$302,778	$294
3/23/06	3/23/07	Dutchess $1,412,500 term note	$0.27	$470,833	$394
7/13/06	10/13/07	Dutchess $845,000 term note	$0.27	$338,169	$0.00
Fair value of freestanding derivative instrument liabilities for term notes					$688
Total fair value of freestanding derivative instrument liabilities					22,291

The financial derivatives are accounted for as a liability according to the guidance of EITF 00-19 and FAS 133 and the fair values have been determined using the Black Scholes valuation model with the assumptions listed in the table below

Expected term ranging from	.25 to 3.25 years
Stock Price at September 30, 2007	$0.04
Expected dividend yield	$0.00
Expected stock price volatility	103%
Risk-free interest rate ranging from	3.82% to 4.09%

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

 The Company has two notes that have matured prior to September 30, 2007, with unpaid balances.  The company has decided to assume a December 31, 2007 maturity date for the computation of the derivative.

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

On August 29th, 2007, we completed an offering of  $150,000 principal amount 90 day promissory note to an Investor .  The note bears interest on the outstanding balance at an annual rate of twelve percent.  The Company shall issue within two weeks following receipt of the loan amount 300,000 of its restricted common shares to the holder and the company shall acquire 300,000 restricted shares of Vital Trust Business Development Corporation and shall deliver said shares to holder.  As of the September 30, 2007 the Vital Trust shares had not been delivered to the investor thereby resulting in a liability $24,600.  Interest shall be paid in full at the maturity date.  The company is to make weekly payments to the holder beginning five weeks after the execution of the agreement, continuing every week for a period of ninety days at which time any remaining unpaid balance and all accrued but unpaid interest shall be due and payable in full.

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

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 IS AS FOLLOWS:

	Hybrid Fuels	Manufacturing	Total
Revenue	23,018	780,868	803,886
Cost of sales	30,404	687,006	717,410
Gross Profit	(7,386)	93,862	86,476

Operating Expenses
Consulting and professional	483,196	15,937	499,133
Research & development	22,750	15,763	38,513
Compensation	1,047,633	226,956	1,274,589
Depreciation and amotization	62,576	18,428	81,004
Impairment loss		1,310	1,310
Rent	87,956	83,534	171,490
Insurance	137,536	45,314	182,850
Moving expense	2,900	7,200	10,100
Other operating expenses	180,997	45,933	226,930
	2,025,544	460,375	2,485,919
Loss from operations	(2,032,930)	(366,513)	(2,399,443)

Other income (expense)
Derivative (loss)	274,239		274,239
Interest expense	2,069,140	14,544	2,083,684
Miscellaneous	(3)		(3)
	2,343,376	14,544	2,357,920
Loss from continuing operations	)	)	)
Net loss for reportable segments	(4,376,306)	(381,057)	(4,757,363)
Total Assets	1,029,844	1,010,968	2,040,812

Reconciliation of Segment Amounts Reported to Condensed
Consolidated Amounts
Revenue
Total revenues for reportable segments		803,886
Total consolidated revenue		803,886

Net loss
Net loss for reportable segments		4,757,363
Net loss consolidated		4,757,363

  Note 14 –Recent Accounting Pronouncements

In February 2006, FASB issued SFAS 155.  This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 155 has not had a material effect on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities.  SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 156 has not had a material effect on our results of operations or financial position.

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

Note 15 – Subsequent Events

During October of 2007 a licensed Hybrid Fuel Systems Distributor, Witco Systems Inc., cancelled their distribution agreement.  They cited a lack of sales opportunities in their sales area (Asia, South East Asia and the Middle East) the long gestation required between the introduction of the technology and the actual acceptance of the product was deemed to long for them to continue to participate.  They cited excessive costs and continuing losses as their reason for termination.

On October 26, 2007 USEI sold the fixed assets, research and development inventory, and all research and development tools and software to Engine Control Technology, LLC.  This sale was consummated upon the approval of General Motors of our dual fuel technology.  GM had indicated that we were about to commence the production phase of this new product introduction.  The Board decided that since no additional R&D was required, USEI should divest itself of all R&D personnel and developmental equipment.  Therefore at the end of October 2007 USEI sold all R&D Inventory, and R&D Equipment to Engine Control Technology, LLC for the sum of $200,000.

Item 2 - Management's Discussion and Analysis or Plan of Operations

This Report contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our expectation or belief concerning future events that involve risks and uncertainties. Our actions and performance could differ materially from what is contemplated by the forward-looking statements contained in this Report. Factors that might cause differences from the forward-looking statements include those referred to or identified under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and other factors that may be identified elsewhere in this Report. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

As of October 2007 US Energy is operating in 3 segments due to its recent acquisition of Seaspray Aerosol, Inc.

•
The alternative fuels market segment through the design and sale of our patent dual-fuel, diesel-natural gas conversion systems.
In June of this year General Motors announced that our dual fuel kit had successfully completed the 100,000 km and that further development was not needed.  The next step is to commence kit sales and conversion of GM vehicles in Thailand.  Having the GM certification in hand, it was decided to cancel all further R&D expenses and to shut down the Atlanta Facility and sell all R&D equipment and excess Inventory.  The Atlanta facility did not support the manufacture of kits and AEC was already producing all of the electrical components and has successfully outsourced all of the mechanical components.  This decision dramatically reduced the expenses of USEI.

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

•
The specialty aerosol filling segment, through the operations of our recently acquired subsidiary, Advanced Aerosol Technologies, Inc.  (AATI).  AATI is a ten year old company currently undergoing ISO 9001 certification, that formulates and sells its own proprietary products as well as providing private labeling services to a variety of companies.

We offer our Aerosol filling capabilities primarily to clients requiring smaller production quantities that would not be economicable feasable for large aerosol concerns.  The company is fully staffed with management, sales, and quality personnel.  The USEI CEO overseas this company and assists in contract acquisition.

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

Discussion of Operations for 2007

Automated Engineering Corporation

2007 was a year of internal growth for AEC.  Its developed several products for other companies which they now manufacture and it also developed 4 proprietary products for the luxury RV and Marine market places.  Today’s luxury RV ‘s and Yachts contain very costly, sensitive electronic units ranging from plasma Tv’s to radar and communication systems.  Marinas and RV parks have unregulated and unprotected power sources that may result in a power surge or groundout to anyone connecting to the system.  Either condition can cause catastrophic damage to the sensitive electronic devices.  The AEC products offer a full range of protection to include line conditioning and under/over voltage protection.  These devices are currently under consideration by several of the largest RV Manufactures to be used as an OEM installed device.  Currently the Marina Outfitter in the USA is evaluating these protective devices for use and sale.  One of the other contract designs undertaken by AEC was an ultra bright strobe for use in the boating industry.  This device is currently undergoing testing by the US Coast Guard and when approved, it will be required on every private and commercial vessel in US Waters.

Advanced Aerosol Technologies, Inc.

In October of this year USEI acquired Seaspray Aerosol Inc.. The name has since been changed to AATI this company is a specialty aerosol spray manufacturer with over 750 proprietary formulations as well as a growing capacity to act as a contract filler for a large variety of small and mid sized customers.  Additionally two of the largest corporations of the US are currently in discussions with AATI to provide product on a very large scale.  All EPA filings both federal and state are now current and all previously noted deficiencies have been corrected.  Through the companies well developed sales network AATI has been approached by a world leading personal hair care product manufacturer to perform contract filling on a vast scale.  Additionally AATI is actively pursuing government contracts on both the state and federal level.  As an example we have been contacted by the NYC Fire Dept and the NYC Metropolitan Transit Authority for information on a variety of proprietary products.

All ISO 9001 policies, procedures, and quality manuals have been written and active training has commenced.  We are scheduled to have a pre-inspection audit sometime in mid December of 2007 and are confident that our full ISO 9001 certification will be granted early in the 1st quarter of 2008.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Our current assets decreased approximately 62% from $2,155,692 at the year ended December 31, 2006 to $826,629 for the period ended September 30, 2007 and during this same period our total assets decreased by approximately 40% from $3,394,291 to $2,040,812.  The change in assets is primarily attributed to the decrease of deferred debt costs due to the amortization of the loan fees directly related to the Dutchess financing.  Total liabilities during this period increased by approximately 37% from $4,180,444 at the year ended December 31, 2006 to $5,707,140 at September 30, 2007. Our Shareholders' Deficit increased during this nine month period from $(786,153) at the year ended December 31, 2006 to $(3,709,505) at September 30, 2007.  The increase in liabilities and Shareholders’ Deficit were primarily attributed to the additional financing provided by White Knight a related party.

In comparing profit and loss during the three month period ended September 30, 2007 and 2006, our revenue and gross profits decreased by 61% and 95%, respectively from $456,126 and 188,642 to $177,640 and $9,587. The decrease in revenues and gross profit during this period were principally due to many of  our dual fuel systems sold in previous quarters were still in production testing in the overseas market and AEC during this quarter AEC do to excessive demand on electronic components had extremely long lead times pushing orders out to the 4th quarter.   Comparing these two periods, our operating expenses decreased 78% from $ 2,761,398 for the three months period ended September 30, 2006 to $610,542 for the period ended September 30, 2007. Our net loss for the three months period decreased approximately 59% from $(2,281,659) for the three months ended September 30, 2006 to $(942,410) for the three month period ended September 30, 2007.  The decreases in the Company’s operating expenses and net loss are attributed to the expiration of 2 large consulting agreements and  the reduction in staff for 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

In comparing profit and loss during the nine month period ended September 30, 2006 and 2007, our revenue decreased by 9% and our gross profits decreased by  79%, respectively from $881,849 and 419,406 to $803,886 and $86,476.  The slight decrease in revenues during this period were principally due to the part shortage AEC ran into in the 3rd quarter.  During these two periods, our operating expenses decreased 55% from $5,485,234 for the six month period ended September 30, 2006 to $2,485,919 for the period ended September 30, 2007.  Our net loss for the nine month period decreased approximately 30% from $(6,823,895) for the nine months ended September 30, 2006 to $(4,757,363) for the nine month period ended September 30, 2007.

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

PART II

Item 1 - Litigation

On November 14, 2003, Ambac International Corporation filed a lawsuit seeking $109,915 together with interest at the rate of 15% per annum. The suits stems from a contract for delivery of certain parts for use in the manufacturing of our systems from 2002. We maintain the parts were delivered substantially past the date of anticipated delivery and that the parts when received were defective. The Arbitrator awarded AMBAC a total of $ 259,440 including interest and court costs.  Ambac and U.S. Energy Initiatives entered into a repayment agreement as of September 2007.  The agreement allows the company to make monthly payments with interest to satisfy the debt.

On February 21, 2007, Boonville Natural Gas Corporation filed an action seeking $112,071.  The suit alleges the Company breached it Contract to sell and install three Diesel/CNG  conversion systems for use on Boonville’s specially purchased vehicles.  The suit seeks reimbursement for Boonevilles incurred damages of 3 specialized vehicles, cost of tanks and employee labor and travel expenses.  The Warrick Superior Court No. 2 in the State of Indiana ordered in favor of Booneville gas for the principal amount of $73,642, attorney fees and expenses of $6,974 and pre-judgment interest and post-judgment interest at the highest rate allowed by law.  On August 7, 2007 a foreign judgment was filed in Hillsborough County Clerk of the Circuit Court 13th Judicial Circuit.

On April 18, 2007 Discount Enterprises Inc. filed an action against U.S. Energy Initiatives (along with one other defendant) alleging that the defendants did not comply with the terms of the Contract in regards to the timeliness of installation and the vehicles that were converted had mechanical problems.  A deposition date is set for November 2007.

On August 28, 2007 Mariann Bailey and David Bailey has filed a suit against U.S. Energy Initiatives and Automated Engineering with the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County in the principal amount of $120,398 together with court costs, attorneys fees and any expenses incurred in the proceedings.  The Baileys claim that they as guarantors made payment on an alleged debt owed by AEC to Platinum Bank and that the debt was part of the stock purchase agreement entered into with U.S. Energy Initiatives.  The Company filed a motion to dismiss in October 2007.  The company takes the position that the debt paid by the Baileys was not included as a creditor on the Schedule included in the purchase agreement.

In August 2007,, Bud Industries an Automated Engineering vendor field a claim with the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County in the amount of $30,418 for goods sold and delivered.  A Judgment was issued and the company has repaid approximately $15,049 of the outstanding debt.

On August 6, 2007Renewable Energy Resources, Inc. the predecessor or Internal Hydro International filed a suit with the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County for damages in the amount of $200,000 for a breach of contract.    As of September 30, 2007 the outcome of the suit can not be determined.

From time to time the Company is subject to litigation relating to claims arising out of its operations in the ordinary course of business.  Such claims, if successful, could exceed applicable insurance coverage.  Other than what is currently disclosed herein the company is not currently a party to any material legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

The Company did not meet the payment terms on the note payable to Peachtree National Bank through September 30, 2007. The note is secured by the common stock owned by Robby Davis and Ricky Davis, both employees of the Company. The provisions of the note allow for the note to become immediately and fully payable upon default of payments. While the bank had not initiated any remedy actions for the default as of September 30, 2007, the full balance of the note has been reclassified as a current liability for both years. The remaining principal balance as of September 30, 2007 was approximately $46,000.  The company however did make a $5,000 payment in April 2007 that was applied towards the notes interest.

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

US ENERGY INITIATIVES CORPORATION

November 19, 2007	By:	/s/ PHILIP RAPPA
Philip Rappa
Chief Executive Officer (Principal Executive Officer)

November 19, 2007	By:	/s/ Michelle Hamilton
Chief Financial Officer
(Principal Financial and Accounting Officer)